Form 10-K
period 2020-12-31
Fortitude Gold Corp
filed 2021-03-24
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-249533

FORTITUDE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	85-2602691
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

2886 Carriage Manor Point, Colorado Springs, CO	80906
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (719) 717-9825

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $0. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 23, 2021 was 23,931,208.

Documents Incorporated by Reference

Not applicable.

CAUTIONARY STATEMENT

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15. Exhibits for a complete list of those exhibits.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations;
●	Commodity price fluctuations;
●	Mine protests and work stoppages;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God such as pandemics, floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and
●	Such other factors discussed below under “Risk Factors.”

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Fortitude Gold Corporation was organized under the laws of the State of Colorado on August 11, 2020.  On August 18, 2020, Gold Resource Corporation (“GRC”) transferred all of the issued and outstanding shares of GRC Nevada (“GRCN”) to us. GRCN owns all of GRC’s former Nevada properties, including the Isabella Pearl Mine. On December 31, 2020 GRC completed the spin-off of its wholly-owned subsidiary, Fortitude Gold Corporation and its subsidiaries (“FGC”), into a separate, public company (the “Spin-Off”). The Spin-Off was effected by the distribution of all of the outstanding shares of FGC common stock to GRC’s shareholders (the “Distribution”). GRC’s shareholders of record as of the close of business on December 28, 2020 (the “Record Date”) received one share of FGC common stock for every 3.5 shares of GRC’s common stock held as of the Record Date.  In this report, “Company,” “our,” “us” and “we” refer to Fortitude Gold Corporation together with its subsidiaries, unless the context otherwise requires.

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement with GRC that governs the relationship of the parties following the Spin-Off. The Management Services Agreement provides that the Company will receive services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company will also receive certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The Management Services Agreement’s initial term will expire on December 31, 2021, and automatically renew annually. The Agreement may be cancelled upon 30 days written notice by one party to the other during the term.

We own 100% of five properties in Nevada, totaling 1,584 unpatented mining claims covering approximately 29,378 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims. Annual maintenance fees of $251,607 were paid during 2020.

In addition to the unpatented claims, we also own or lease 27 patented mining claims and fee lands covering approximately 365 acres in Mineral County, Nevada. The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located. Annual property taxes on our patented claims and fee lands have been paid through June 30, 2021.

Our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production. Activities at our properties in Nevada range from exploration, mineral delineation, and production. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, and Goldfield districts.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. We maintain insurance policies against property loss and insure against risks that are typical in the operation of our business in amounts that we believe to be reasonable. Such insurance, however, contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event.

Environmental Matters

We conduct our operations so as to protect the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2020, $3.9 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. We may be at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. We believe that competition for acquiring mineral prospects will continue to be intense in the future.

Government Regulations and Permits

In the U.S., an unpatented mining claim on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the U.S. (including a corporation) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon appropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Prior to discovery of a locatable mineral on an unpatented mining claim, a mining claim may be open to location by others unless the owner is in possession of the claim.

To maintain an unpatented mining claims in good standing, the claim owner must file with the Bureau of Land Management (“BLM”) an annual maintenance fee ($165 for each claim, which may change year to year), a maintenance fee waiver certification, or proof of labor or affidavit of assessment work, all in accordance with the laws at the time of filing which may periodically change.

In connection with mining, milling and exploration activities, we are subject to United States federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The departments responsible for the environmental regulation include the United States Environmental Protection Agency (“EPA”), the Nevada Department of Environmental Protection (NDEP), the Bureau of Land Management (“BLM”) and the Nevada Department of Wildlife (“NDOW”). Any of these and other regulators have broad authority to shut down and/or levy fines against facilities that do not comply with their environmental and operational regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

We have obtained the permits necessary to develop, construct, and operate our Isabella Pearl Mine.  In connection with these permits and exploration activities in Nevada, we are subject to various federal, state and local laws and regulations governing protection of the environment, including, but not limited to, the Clean Air Act; the Clean Water Act; the Comprehensive Environmental Response, Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act; and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive.

Customers

For the years ended December 31, 2020 and 2019, one customer accounted for 96% and 100%, respectively, of our revenue from our Isabella Pearl mine, respectively. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 62 full-time employees, five of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 66 individuals employed by third parties in Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

We contract for the general and administrative type services of certain individuals employed by GRC under a management services agreement.

We believe we have a good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our Equity Incentive Plan are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards.

Office Facilities

Our executive and administrative headquarters are located at 2886 Carriage Manor Point, Colorado Springs, Colorado 80906 under a renewable one-year lease at a cost of $4,000 per month.

Item 1A. Risk Factors

The price of our common stock may be materially affected by a number of risk factors, including those summarized below:

Financial Risks

Our results of operations, cash flows and the value of our properties are highly dependent on the market prices of gold and to a lesser extent silver and these prices can be volatile. The profitability of our gold and silver mining operations and the value of our mining properties are directly related to the market price of gold and silver. The price of gold and silver may also have a significant influence on the market price of our common stock. The market price of gold and silver historically has fluctuated significantly and is affected by numerous factors beyond our control. These factors include supply and demand fundamentals, global or national political or economic conditions, expectations with respect to the rate of inflation, the relative strength of the U.S. dollar and other currencies, interest rates, gold and silver sales and loans by central banks, forward sales by metal producers, accumulation and divestiture by exchange traded funds, and a number of other factors.

We derive our revenue from the sale of gold and silver and our results of operations will fluctuate as the prices of these metals change. A period of significant and sustained lower gold and silver prices would materially and adversely affect our results of operations and cash flows. The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully mitigate and/or eliminate. In the event mineral prices decline or remain low for prolonged periods of time, we may be unable to continue operations and/or develop our existing exploration properties, which may adversely affect our results of operations, financial performance, and cash flows. An asset impairment charge may result from the occurrence of unexpected adverse events that impact our estimates of expected cash flows generated from our producing properties or the market value of our non-producing properties, including a material diminution in the price of gold or silver.

During 2020, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,770 per ounce to a high of $2,067 per ounce while the price of silver fluctuated from a low of $12.01 per ounce to a high of $28.89 per ounce. As of March 23, 2021, gold and silver prices were $1,726 per ounce and $25.62 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2016	2017	2018	2019	2020
Gold:
High	$1,366	$1,346	$1,355	$1,546	$2,067
Low	$1,077	$1,151	$1,178	$1,270	$1,474
Average	$1,251	$1,257	$1,268	$1,393	$1,770
Silver:
High	$20.71	$18.56	$17.52	$19.31	$28.89
Low	$13.58	$15.22	$13.97	$14.38	$12.01
Average	$17.14	$17.04	$15.71	$16.21	$20.55

We may not continue to be profitable.

During the fiscal year ended December 31, 2020, we reported net income of $10.2 million.  Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if mineralized material and proven and probable mineral reserves exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. If we receive the necessary permits and make a positive development decision, we will require significant additional capital to bring the project into production. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying, feasibility studies, engineering, mine construction and development, and mining and process equipment in connection with our exploration, development, and production activities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and current results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals, the condition of the debt and equity markets, and the costs associated with extracting minerals. We may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

If we do not hedge our exposure to fluctuations in gold and silver prices, we may be subject to significant reductions in price. We do not use hedging transactions with respect to any of our gold and silver production and we do not expect to do so in the future. Accordingly, we are fully exposed to price fluctuations if precious metal prices decline. While the use of hedging transactions limits the downside risk of price declines, their use also may limit future revenues from price increases. Hedging transactions also involve the risk that the counterparty may be unable to satisfy its obligations.

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital and experienced industry personnel is intense. Numerous companies headquartered in the United States (“U.S.”) and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the precious metal mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully operate our mine and processing facility. We may be unable to attract the necessary investment capital or personnel to fully explore and, if warranted, develop and operate our properties and we may be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, is likely to continue to be intense in the future.

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2020, we have not recorded a valuation allowance for our net deferred tax assets.

Our accounting and other estimates may be imprecise. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral reserves, mineralized material, and other resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
●	Future ore grades, throughput and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation and closure obligations;
●	Permitting and other regulatory considerations;
●	Asset impairment; and
●	Deferred tax asset valuation impairment.

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth in this report.

Our continuing reclamation obligations at our operations could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all our properties. We have a liability on our balance sheet to cover the estimated reclamation obligation. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations. In addition, regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

Operational Risks

Our production is currently limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are entirely dependent on revenues from a single mine to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to discover new deposits and economically develop additional mines, we will eventually deplete our reserves and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this mine would adversely affect our financial performance and may eventually cause us to cease operations.

Our current property portfolio is limited to one producing property and our ability to remain profitable over the long-term will depend on our ability to expand and /or discover new deposits on this property, and /or identify, explore, discover, delineate and develop additional properties. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new ore reserves. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility and projections of production may change.

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical exploration results, estimates of and assumptions regarding the extent of mineralized material, and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including the ability to permit and compliance with existing regulations) which may contain information or data that we are unable to independently verify or confirm. All these factors are uncertain and may have an impact on our ability to develop the properties.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, results of operations and financial position and price of our common stock.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore recovered may vary from our estimates. The proven and probable reserves stated in this Form 10-K report represent the amount of gold and silver we estimated, on December 31, 2020, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

Any material changes in mineral estimates and grades of mineralization may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for gold or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract this mineralization, could have a material adverse effect on our results of operations, financial condition, and stock price.

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We have proceeded with the processing of ore from the Isabella Pearl mine at the Isabella Pearl Mine, based on estimates from our Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of gold and silver will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies, and reports. If revenue from sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock.

Revenue from the sale of doré may be adversely affected by loss or damage during shipment and storage at our buyer’s facilities. We rely on third-party transportation companies to transport our doré to the buyer’s facilities for processing and further refining. The terms of our sales contracts with the buyers require us to rely on assay results from samples of our doré to determine the final sales value for our metals. Once the doré leaves our processing facility, we no longer have direct custody and control of these products. Theft, loss, road accidents, improper storage, fire, natural disasters, tampering or other unexpected events while in transit or at the buyer’s location may lead to the loss of all or a portion of our doré production. Such losses may not be covered by insurance and may lead to a delay or interruption in our revenue and as a result, our operating results may be adversely affected.

A significant delay or disruption in sales of doré as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.  We rely on third party refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré produced from our mine. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and we believe we currently have contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect our results of operations.

Exploration and, if deemed feasible, development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on our properties and any other properties that we may acquire and to develop one or more of those properties into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of gold exploration is determined in part by the following factors:

●	The identification of potential gold mineralization based on surface and drill analysis;
●	Availability of government-granted exploration and construction permits;
●	The quality of our management and our geological and technical expertise; and
●	The capital available for exploration and development.

Substantial expenditures are required to establish proven and probable reserves through detailed drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, rock competency, waste rock overburden, and proximity to infrastructure such as power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, environmental protection and local and community support. We may invest significant capital and resources in exploration activities and abandon such projects if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may have an adverse effect on the market value of our common stock and our ability to raise future financing.

We may acquire additional exploration stage properties and our business may be negatively impacted if reserves are not located on acquired properties. We have in the past, and may in the future, acquire exploration stage properties. There can be no assurance that reserves will be identified on any properties that we acquire. We may experience negative reactions from the financial markets if we acquire additional properties and reserves are not located on acquired properties. These factors may adversely affect the trading price of our common stock and our financial condition and results of operations.

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations. From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition depends on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

There can be no assurance that we will be able to complete any acquisitions successfully, or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations, financial position, or trading price of our common stock.

We rely on contractors to conduct a significant portion of our operations and construction projects. A significant portion of our operations and construction projects are currently conducted in whole or in part by third party contractors. As a result, our operations are subject to a number of risks, some of which are outside our control, including:

●	The difficulty and inherent delay in replacing a contractor and its operating equipment in the event that either party terminates the agreement;
●	Reduced control and oversight over those aspects of operations which are the responsibility of the contractor;
●	Failure of a contractor to perform under its agreement;
●	Interruption of operations and construction or increased costs in the event that a contractor ceases its business due to insolvency or other unforeseen events;
●	Injuries or fatalities on the job as a result of the failure to implement or follow adequate safety measures;
●	Failure of a contractor to comply with applicable legal and regulatory requirements, to the extent it is responsible for such compliance; and
●	Problems of a contractor with managing its workforce, labor unrest or other related employment issues.

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operation, financial position, or trading price of our common stock.

Increased operating and capital costs could adversely affect our results of operations.  Costs at any particular mining location are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing- related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operation and operating cash flow. We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in sustaining and/or the expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the results of operation and cash flow generated from existing operations, as well as the economic returns anticipated from a new project.

Mining operations are subject to unique risks. The exploration for minerals, mine construction and mining operations, involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, fires or floods, accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Labor disputes;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards;
●	Water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Metallurgic and other processing problems;
●	Mechanical and equipment performance problems;
●	Unusual or unexpected rock formations;
●	Personal injury, fire, flooding, cave-ins and landslides; and
●	Global pandemics such as the COVID-19 Coronavirus.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and targeted production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests and losses with respect to past or future expenses.

We do not, or cannot, insure against all of the risks to which we may be subject in our operations and development. While we currently maintain general commercial liability, pollution and property insurance in Nevada, we may be subject to liability for certain environmental, pollution or other hazards associated with mineral exploration and mine construction, and production for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Regulatory Risk Factors

Our operations are subject to permitting requirements which could result in the delay, suspension, or termination of our operations. Our operations, including our ongoing exploration drilling programs and production, require permits from numerous governmental authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected. We have from time to time relied on third party environmental firms to assist in our efforts to obtain and remain current with required regulations and permits. While we attempt to manage and oversee third party firms, we are dependent on the firm to operate in a professional and knowledgeable manner.

Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties. Significant state and federal environmental laws and regulations in the U.S. may hinder our ability to explore, develop, and operate. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management.  Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved, with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

Title to mineral properties can be uncertain. Our ability to explore and operate our properties depends on the validity of our title to that property. Our U.S. mineral properties include patented and unpatented mining claims. Unpatented mining claims provide only possessory title and their validity is often subject to contest by third parties or the federal government, which makes the validity of unpatented mining claims uncertain and generally riskier. Uncertainties inherent in mineral properties relate to such things as the sufficiency of mineral discovery, proper posting and marking of boundaries, assessment work and possible conflicts with other claims not determinable from public record. There may be valid challenges to the title to our properties which, if successful, could impair development and/or operations.

Changes in environmental regulations could adversely affect our cost of operations or result in operational delays. The regulatory environment in which we operate is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. New environmental laws and regulations or changes in existing environmental laws and regulations could have a negative effect on exploration activities, operations, production levels and methods of production.

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the new Biden Administration. We cannot provide any assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or financial assurance requirements.

Construction of mine and process facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections. When applicable, many factors could delay or prevent the start or completion of, or increase the costs of, future projects or ongoing construction projects at our mine and process facility, including:

●	Design, engineering and construction difficulties or delays;
●	Cost overruns;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals;
●	Interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental-organization interests; and
●	Natural disasters, accidents, political unrest, or unforeseen events.

If any of the foregoing events were to occur, our financial condition could be adversely affected and we may be required to seek additional capital, which may not be available on commercially acceptable terms, or at all. If we are unable to complete such construction, we may not be able to recover any costs already incurred. Even if construction of a mine and processing facility is completed as scheduled, the costs could exceed our expectations and result in a materially adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Relating to Our Spin-Off

We have agreed to numerous restrictions in a Separation Agreement with GRC to preserve the non-recognition treatment of the Spin-Off which restriction may limit our operating flexibility. We have agreed in a Separation Agreement with GRC to covenants that address compliance with Section 355(e) of the Code. These covenants may limit our ability over the next two years to pursue strategic transactions or engage in new businesses or other transactions that might maximize the value of our business and could discourage or delay transactions that our shareholders may consider favorable.

We may be unable to make the changes necessary to achieve the perceived benefits of the Spin-Off and operate as an independent entity or we may incur greater costs, which could prevent us from operating profitably. Following the Spin-Off, GRC has no obligation (beyond what is provided in the Separation Agreement and Management Services Agreement) to provide financial, operational, or organizational assistance to us. Therefore, we may not be able to successfully implement the changes necessary to operate independently. We may also incur additional costs relating to operating independently that would cause our available cash resources to decline. These costs may include, but are not limited to, board of director fees, salaries for personnel, investor relations, accounting and auditing services, legal fees, and shareholder and transfer agent costs. We cannot guarantee that as a stand-alone company we will continue to be profitable.

There could be significant liability if the Spin-Off is determined to be a taxable transaction. There is no guarantee that the requirements for tax-free treatment under Section 355 of the Code will be satisfied with respect to the Spin-Off transaction. Although we have evaluated the requisite criteria, determination of taxability relies on certain facts, assumptions, representations and undertakings regarding the past and future conduct of our and GRC’s respective businesses and other matters, the IRS may disagree with ours and our advisors’ assessments. If any of these facts, assumptions, representations, or undertakings is determined to be incorrect or not satisfied, we and our shareholders could be subject to significant tax liabilities following the Spin-Off. We have not requested and do not intend to request a ruling from the Internal Revenue Service or an opinion of tax counsel that the Spin-Off will qualify as a tax-free spin-off under U.S. tax laws.

We could have an indemnification obligation to GRC if the Spin-Off were determined not to qualify for non-recognition treatment. If, due to the breach of any of our covenants in the Separation Agreement with GRC, it was determined that the Spin-Off did not qualify for non-recognition of gain and loss, we could be required to indemnify GRC for the resulting taxes and related expenses. In addition, Section 355(e) of the Internal Revenue Code, generally creates a presumption that the Spin-Off would be taxable to GRC, if we or our shareholders were to engage in transactions that result in a 25% or greater change by vote or value in the ownership of our common stock during the two-year period beginning December 19, 2020, unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions giving effect to such a change in ownership. If the Spin-Off were taxable to GRC due to such 25% or greater change in the ownership of our common stock, GRC would recognize gain in an amount up to the fair market value of our common stock held by it immediately before the Spin-Off, and we generally would be required to indemnify GRC for the tax on such gain and related expenses.

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, our stock prices could decline due to the impact of numerous factors, including:

●	Changes in the worldwide price for gold and/or silver;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks;
●	Government freezes on issuing resource permits;
●	Weather conditions, including earthquakes or unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of March 23, 2021, there were 23,931,208 outstanding shares of common stock and no outstanding shares of preferred stock. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Awards of our shares and stock options to employees may not have their intended effect. A portion of our total compensation program for our executive officers and key personnel will include the award of shares and options to buy shares of our common stock. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies or to any other of our compensation practices which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our directors and officers may be protected from certain types of lawsuits. The laws of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for all but certain types of conduct as directors of the company. Our bylaws permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions of these items may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We may issue shares of preferred stock that would have a liquidation preference to our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of March 23, 2021, there was no preferred stock outstanding.

Although we presently have no commitments or agreements to issue any shares of preferred stock, authorized and unissued preferred stock could delay, discourage, hinder or preclude an unsolicited acquisition of our Company, could make it less likely that shareholders receive a premium for their shares as a result of any such attempt, and could adversely affect the market prices of, and the voting and other rights, of the holders of our shares of common stock.

Our Shareholder Rights Agreement may not be in the best interest of our shareholders. On October 15, 2020, we adopted a Shareholders Rights Agreement, commonly called a "Poison Pill", and declared a dividend of one Series A Right and one Series B Right, or collectively the Rights, for each share of our common stock which was outstanding on October 15, 2020. The Rights have certain anti-takeover effects and will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The effect of the Rights may be to discourage a third party from attempting to obtain a substantial position in our common stock or seeking to obtain control of us. To the extent any potential acquisition is deterred by the Rights, the Rights may make the removal of management difficult even if the removal would be considered beneficial to our shareholders generally and may have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by our management.

You may have difficulty depositing your shares with a broker or selling shares of our common stock. Many securities brokers will not accept securities for deposits and will not sell securities which trade in the over-the-counter market.

Further, for a securities broker which will accept deposit and agree to sell such securities in the over-the-counter market under certain circumstances, such broker may first require the customer to complete a questionnaire detailing how the customer acquired the shares, provide the securities broker with an opinion of an attorney concerning the ability of the shares to be sold in the public market, and pay a “legal review” fee which in some cases can exceed $1,000.

For these reasons, shareholders may have difficulty selling shares of our common stock.

We are an Emerging Growth Company, subject to less stringent reporting and regulatory requirements of other publicly held companies and this status may have an adverse effect on our ability to attract interest in our common stock. We are an Emerging Growth Company as defined in the JOBS Act. As long as we remain an Emerging Growth Company, we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

General Risk Factors

We are dependent upon information technology systems, which are subject to disruption, damage, failure, and risks associated with implementation and integration. We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage, or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters, and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We may also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. If we are not able to successfully implement system upgrades or modifications, we may have to rely on manual reporting processes and controls over financial reporting that have not been planned, designed, or tested. Various measures have been implemented to manage our risks related to the system upgrades and modifications, but system upgrades and modification failures could have a material adverse effect on our business, financial condition and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.

The facilities and development of our mine and operations are subject to all of the risks inherent in development, construction, and operations. These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage subcontractors and material suppliers in connection with the continued mine activities at the Isabella Pearl Mine. While we anticipate taking all measures which we deem reasonable and prudent in connection with our operating facilities, construction of future mines and the operation of current and future processing facilities, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated generation of revenue and adversely affect our operations, which in turn may adversely affect our financial position and the price of our common stock.

We depend upon our management and key employees and the loss of any of these individuals could adversely affect our business. We are dependent on our executive officer and other key employees for our operations. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We have no life insurance on any individual, and we may be unable to hire a suitable replacement on favorable terms should that become necessary.

The occurrence of the COVID- 19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic. On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new novel coronavirus (“COVID-19”) as a pandemic.

Precious metal mining is considered essential to support critical infrastructure under guidelines from the U.S. Department of Homeland Security and the State of Nevada. As a result, the Isabella Pearl Mine in Nevada has continued to operate at full capacity.

As of the date of this report, there have been no significant COVID-19 impacts, including impairments, to our operations and financial statements. However, the long-term impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected. We are not able to estimate the duration of the pandemic and potential impact on our business if disruptions or delays in business developments and shipments of product occur. In addition, a severe prolonged economic downturn could result in a variety of risks to our business, including a decreased ability to raise capital when and if needed on acceptable terms, if at all.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties Overview

We classify our mineral properties into three categories: “Operating Properties”, “Development Properties”, and “Exploration Properties”. Operating Properties are properties on which we operate a producing mine and are what we consider a “material” property in accordance with SEC Industry Guide 7.  Other properties may also be material to our business. As of the date of this report we did not have any Development Properties.

In Nevada, we are the owner of five properties totaling 1,584 unpatented mining claims covering approximately 29,378 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims.  Annual maintenance fees of $251,607 were paid during 2020.

In addition to the unpatented claims, we also own 26, and lease one, patented mining claims covering approximately 165 acres and an additional 200 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2021.

Our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver deposits.  Activities at our properties in Nevada range from exploration at East Camp Douglas and County Line to mineral delineation at Mina Gold and Golden Mile to production at Isabella Pearl.  We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the nearby Paradise Peak, Borealis, Bodie, Tonopah, and Goldfield districts.

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations in Nevada and commence production on all properties where we discover economic deposits. We believe that our property portfolio is highly prospective based on geology, surface samples, and drill results. Close proximity between producing and prospective properties (approximately 50 kilometers or 30 miles or less in radius) may allow for equipment sharing and synergies whereby we may move equipment and business resources from one project to the next.

The map below shows the general location of our properties (yellow stars) and significant nearby gold deposits held by other parties (red stars) within Nevada:

OREGON
IDAHO
McDermitt
Owyhee
Jackpot
Mountain City
Orovada
Paradise Valley
95
Montello
Winnemucca
Golconda
Deeth
Wells
80
Valmy
Elko
Spring Creek
West Wendover
Gerlach
Imlay
Battle Mountain
80
Carlin
Lee
Walker Lane
80
Ruby Valley
93
93A
Lovelock
Mineral Belt
Sutcliffe
Nixon
395
Fernley
95
93
Reno
50A
Fallon
Austin
Eureka
Sparks
McGill
Virginia City
50
Silver Springs
50
50
95
Ely
Carson City
Rawhide Mine
6
6
50
Yerington
95A
Minden
Schurz
Gabbs
Paradise Peak Mine
Baker
Great Basin Nat. Park
County Line
Smith
Walker Lake
Round Mountain Mine
Lund
Isabella Pearl
95
6
UTAH
Hawthorne
Mina Gold
93
East Camp Douglas
Mina
Golden Mile
6
6
Tonopah
Silver Peak
Pioche
Panaca
Goldfield
Hiko
Caliente
Alamo
95
93
Beatty
Mesquite
CALIFORNIA
Moapa
Mercury
Indian Springs
15
Overton
Death Valley National Park
95
N
Pahrump
Las Vegas
Henderson
Spring Valley
Boulder City
0
60 miles
120
Sandy Valley
Jean
95
ARIZONA
Primm
Searchlight
0
100 kilometers
200
15
Cal-Nev-Ari
Laughlin

Glossary

The following terms used in this report have the following meanings:

ADR	An adsorption, desorption, and refining (“ADR”) facility which recovers gold from the leached pregnant solution.

Dore:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

Heap Leaching:

Consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold.  The gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Patented Claim:

A mining claim for which the U.S. Federal Government has passed its title to the claimant, making it private land.  A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals and in most cases, grants title to the surface.

Run-of-Mine ore:	Common lower grade ore in the deposit that does not warrant crushing.

Ton:	One ton equals 2,000 pounds.

Tonne:	One tonne equals 2,204.62 pounds.

Unpatented Claim:

A particular parcel of U.S. Federal land, valuable or believed to be valuable for a specific mineral deposit or deposits. It is a parcel for which an individual has asserted a right of possession. The right is restricted to the extraction and development of a mineral deposit.

Operating Property

Isabella Pearl

Background:  In August 2016, we purchased Walker Lane Minerals Corp., which owns a 100% interest in the Isabella Pearl Mine which covers an area of 8,891 acres consisting of 496 unpatented claims.  Since acquisition, we have staked an additional 64 claims to expand our land holding to 9,617 acres.  In April 2018, we released our maiden Proven and Probable mineral reserve estimate for the Isabella Pearl Mine totaling 192,600 gold ounces at an average grade of 2.22 g/t.

In 2019, we commenced production of gold doré from an open pit heap leach operation.  Based on metallurgical testing, we expect gold recoveries of approximately 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.

Location and Access:  The Isabella Pearl Mine is located in the Gabbs Valley Range in Mineral County, Nevada approximately 240 kilometers (150 miles) southeast of Reno, Nevada. Access to the project is by a paved road approximately 10-kilometer (6 miles) north of the town of Luning, Nevada. The project has good connections to the infrastructure of west-central Nevada, with access roads to the project site linking to Nevada state route 361 and U.S. Route 95, the main highway between Reno and Las Vegas, Nevada.

Geology and Mineralization: The Isabella Pearl Mine is located in the central portion of the Walker Lane Mineral Belt, a major northwest-trending zone on the western border of Nevada characterized by a series of closely spaced dextral strike-slip faults that were active throughout much of the middle to late Cenozoic period. Volcanic rocks of middle Tertiary age cover much of the property and include intermediate lava flows and ignimbrite ash-flow sheets. The volcanic rocks unconformably overlie Mesozoic strata including Triassic and Jurassic sedimentary units and Cretaceous and Jurassic igneous units. Within the regional Walker Lane tectonic setting, several major fault zones trend through the property and are dominated by various splays and offset branches that host the gold mineralization in the area.

The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat deposits, collectively referred to as the Isabella Pearl deposit. Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits. Potassium-Argon age determinations indicate the mineralization is about 19 Ma, some 7 to 10 million years younger than the age of the host rocks. This early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane (e.g., Goldfield and Paradise Peak).

Facilities:  We were granted a positive Record of Decision (“ROD”) from the BLM on the Environmental Assessment (“EA”) for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction progress in 2018 included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. In 2018, we began installation of the Adsorption, Desorption and Recovery (ADR) processing facility, installed our crushing facility and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of ~1 g/t gold. We achieved first gold production approximately 10 months after breaking ground on the project. During the second quarter of 2020 our overburden removal reached the first benches in the high-grade Pearl portion of the deposit estimated at ~3.7 g/t average with a ~5.0 g/t gold core deeper in the deposit than currently in development.

Exploration Activities: In 2020, we completed 99 holes totaling 6,763 meters of reverse circulation drilling targeted to explore and expand mineral reserves at the Isabella Pearl Mine.  This program included in-fill drill holes on Isabella and exploration drilling Scarlet and Silica Knob targets.  Numerous high-grade surface samples are situated over historic drill intercepts at Scarlet and Silica Knob, the latter is a potential new deposit located 350 meters north of the Isabella Pearl Mine.  Surface geological and alteration mapping and rock chip sampling continued along the Scarlet trend to the northwest and further to the historic mining area at the Civit Cat North West target.  These areas are targeted for surface drilling in the future.

Exploration Properties

Golden Mile

On June 15, 2020, we purchased a 100% interest in the Golden Mile property located in Nevada’s Walker Lane Mineral Belt. The property covers an area of approximately 9,300 acres consisting of 451 unpatented and 5 patented claims, 4 owned and one leased. Since acquisition, we have staked an additional 88 unpatented claims to expand our land holding to 10,611 acres. The property is located in the Bell Mining District, Mineral County, Nevada, approximately 36 kilometers (22 miles) east of the town of Luning, Nevada. Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics. In November 2020, we commenced our initial surface diamond drilling program in the potential resource area on the patented claims.  We completed seven holes totaling 2,627 meters for resource definition by year-end.  In 2021, we plan to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property. We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted alongside exploration efforts to move this property forward. We are targeting to complete our maiden resource estimate during 2021.

East Camp Douglas

In January 2017, we purchased a 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt. The property covers an area of 5,571 acres consisting of 289 unpatented claims, 16 patented claims and additional fee lands in Mineral County, Nevada. Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Modern exploration by several mining and exploration companies has established modest gold resource potential in five separate areas on the property, with over 3,000 meters of drill core and a large exploration database. We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program. In September 2020, we commenced our first surface diamond drilling program on a portion of the lithocap target area of this property.  We have completed 11 holes totaling 1,565 meters during 2020 targeting three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These potentially mineralized zones are hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. In 2021, we will continue to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Mina Gold

In August of 2016, we purchased 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt. The property has the potential to be a future open pit heap leach gold operation. During 2020, we continued to review results from previous surface drilling to guide follow-up drilling and other exploration activities for this property, as well as expanded our land position to a total of 74 unpatented lode mining claims covering 1,624 acres, which includes the 5 patented mining claims already owned.  The new claims will be evaluated along with our other claims at this property in preparation for future surface drilling programs. In 2021, we plan to evaluate the known mineralized zone among a much larger conceptual plan of multiple open pits along a trend to the south east onto the Golden Mile property which will feed ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted.

County Line

In March 2018, we purchased a 100% interest in the County Line property. The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties. In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential. The total land package is 2,320 acres consisting of 116 unpatented lode mining claims and 6 unpatented placer mining claims. During 2020, we reviewed historical geological, exploration and mining data in preparation for a future initial surface drilling program at County Line.

Proven and Probable Reserves

The term “proven (measured) reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade, and/or quality are computed from the results of detailed sampling; and (b) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that the size, shape, depth and mineral content of reserves is well established. The term “probable (indicated)

reserves” means reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

As of December 31, 2020, our estimate of Proven and Probable (“P&P”) reserves, all of which pertain to the Isabella Pearl Mine, was:

				Precious			Precious
				Metal			Metal
				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	684,500	5.77	39	6.23	126,900	867,200	137,200
Probable	595,600	1.71	10	1.83	32,700	187,800	34,900
Proven and Probable Total	1,280,100	3.88	26	4.18	159,600	1,055,000	172,100
Low-Grade Stockpile	582,600	0.51	3	0.54	9,600	50,700	10,200
Isabella Pearl Mine Total	1,862,700	2.83	18	3.04	169,200	1,105,700	182,300

Notes to the 2020 P&P reserves:

1.	Metal prices used for P&P reserves were $1,477 per ounce of gold and $17.47 per ounce of silver. These prices reflect the three-year trailing average prices for gold and silver.
2.	Precious metal gold equivalent is 84.54:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.38 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2020 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.
8.	100% of the pit constrained Mineralized Material was converted to reserves

For comparison, at December 31, 2019, our estimate of P&P reserves was:

				Precious			Precious
				Metal			Metal
				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	893,300	5.39	35	5.82	154,800	998,000	167,300
Probable	1,354,100	1.50	7	1.59	65,300	312,700	69,200
Isabella Pearl Mine Total	2,247,400	3.05	18	3.27	220,100	1,310,700	236,500
Total	2,247,400	3.05	18	3.27	220,100	1,310,700	236,500

Notes to the 2019 P&P reserves:

1.	Metal prices used for P&P reserves were $1,306 per ounce of gold and $16.32 per ounce of silver. These prices reflect the three-year trailing average prices for gold and silver.
2.	Precious metal gold equivalent is 80.03:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.44 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2019 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for crushed ore and 60% for ROM ore. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

Future Exploration

Our properties are being explored at various stages at any given time. During the twelve months ending December 31, 2021, we anticipate spending approximately $5.4 million for exploration activities. Our primary focuses in 2021 for our drill programs include testing exploration targets along the mineralized trend and structural corridor where our Isabella Pearl mine is located, planned delineation drilling of the known mineralized zones at Golden Mile and continued initial exploration drilling at our East Camp Douglas property. Exploration expenditures may be modified depending on exploration results, metal market conditions and available capital.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

At times, there may be a limited public market for our common shares.  In February 2021, we began trading on the OTC Markets Operated by the OTC Markets Group under the ticker symbol "FRTT", subsequently the symbol was changed to “FTCO”. Our common stock was subsequently up listed to the OTCQB on March 5, 2021. Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

OTC market securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC market securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC market issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 23, 2021 the closing price of our common stock was $4.46.

Number of Holders

As of March 23, 2021, we had 23,901,208 shares of our Common Stock issued and outstanding, held by 258 shareholders of record, with others holding shares in street name.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal year ended December 31, 2020. Payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Recent Sales of Unregistered Securities

In January 2021, we completed the private sale of 500,000 shares of our common stock at a price of $1.00 per share. No commission or finder’s fee was paid in connection with the private placement.

In January 2021, we issued 2,220,000 shares of our common stock to our officers and two other persons for services rendered. In January 2021 we also issued stock options to purchase 332,000 shares of our common stock to persons other than our officers or directors. The stock options can be exercised at a price of $1.00 per share at any time on or before January 12, 2026.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  See “Cautionary Statements” in the forepart of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

We were incorporated in Colorado and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLM”).  WLMC, CLH, and CLM are wholly-owned subsidiaries of GRCN. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Spin-Off from Gold Resource Corporation

Prior to December 31, 2020, we were a subsidiary of Gold Resource Corporation (“GRC”). On December 31, 2020, GRC completed the spin-off of our shares of common stock, which separated our business, activities, and operations into a separate, public company.  The spin-off was effected by the distribution of all of our outstanding shares of common stock to GRC’s shareholders. GRC’s shareholders received one share of our common stock for every 3.5 shares of GRC’s common stock held as of December 28, 2020.

In February 2021, we began trading on the OTC Market operated by the OTC Markets Group under the ticker symbol "FRTT", subsequently the symbol was changed to “FTCO”. Our common stock was subsequently up listed to the OTCQB on March 5, 2021.

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2020 and 2019, including GRCN prior to it becoming Fortitude Gold’s wholly-owned subsidiary on August 18, 2020. It also analyzes our financial condition at December 31, 2020.

2020 Financial Results and Highlights

●	Completed Spin-Off transaction on December 31, 2020
●	$10.2 million net income or $0.48 per share;
●	$27.8 million cash balance on December 31, 2020;
●	$54.0 million net sales;
●	29,479 gold ounces and 28,359 silver ounces produced;
●	$41.9 million working capital;
●	$16.2 million mine gross profit;
●	$13 million cash from operating activities; and
●	$952 per ounce total all in sustaining cost.

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2020	2019
Ore mined
Ore (tonnes)(1)	643,518	934,723
Gold grade (g/t)	2.42	0.76
Low-grade stockpile (tonnes)
Ore (tonnes)	160,739	529,959
Gold grade (g/t)	0.52	0.51
Pre-strip waste (tonnes)	1,346,316	3,801,302
Waste (tonnes)	4,930,262	703,058
Metal production (before payable metal deductions)(2)
Gold (ozs.)	29,479	10,883
Silver (ozs.)	28,359	9,752

(1)	2019 amounts include run-of-mine ore and initial over liner of the heap leach pad.
(2)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

	Year ended December 31,
	2020	2019
Metal sold
Gold (ozs.)	29,929	10,272
Silver (ozs.)	29,129	8,332
Average metal prices realized (1)
Gold ($per oz.)	1,813	1,468
Silver ($per oz.)	21.12	17.04
Precious metal gold equivalent ounces sold
Gold Ounces	29,929	10,272
Gold Equivalent Ounces from Silver	339	97
	30,268	10,369

Total cash cost before by-product credits per gold ounce sold	$949	$1,054
Total cash cost after by-product credits per gold ounce sold	$928	$1,040
Total all-in sustaining cost per gold ounce sold	$952	$1,049

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Sales, net.  For the year ended December 31, 2020, net sales were $54.0 million as compared to $15.1 million for the same period in 2019.  The increase in 2020 is largely due to realizing a full year of production in 2020 as the mine commenced production in May 2019 as well as higher grade ore mined in 2020.

Mine gross profit. For the year ended December 31, 2020, mine gross profit totaled $16.2 million compared to $0.5 million for the same period in 2019. The increase is attributable to higher sales volumes, higher average realized prices for gold and silver as well as a lower cash cost before by-products per gold ounce sold.  The lower cash cost per ounce is due to mining efficiencies as result of higher-grade ore mined in 2020 as compared to 2019. For the year ended December 31, 2020, average realized price per ounce of gold and silver increased 24% from 2019 while the cash cost per ounce before by-product credits decreased 10%.

General and administrative. For the year ended December 31, 2020, general and administrative expenses totaled $2.9 million as compared to $2.4 million for the same period in 2019.  The increase was the result of increased stock-based compensation, accounting and legal costs as a result of the spin-off from GRC.

Exploration expenses.  For the year ended December 31, 2020, property exploration expenses totaled $2.6 million as compared to $0.9 million for the same period of 2019. The increase of $1.7 million is the result of increased drilling and other exploration activities at East Camp Douglas and the newly acquired Golden Mile project.

Other expense, net. For the year ended December 31, 2020, other expense, net of $0.2 million did not materially change from $0.2 million for the same period in 2019.

Income and mining tax expense. For the year ended December 31, 2020, income and mining tax expense was $0.2 million as compared to nil for the same period in 2019.  The increase is the result of our increased income before income and mining taxes and increased Nevada net proceeds of minerals tax, for which there was no tax due in 2019 as we were in a loss position for purposes of the calculation. These increases were slightly offset with the removal the valuation allowance on our deferred tax assets in 2020 as a result of significant taxable income.  See Note 5 in Item 8. Financial Statements and Supplementary Data.

Net income (loss). For the year ended December 31, 2020 we recorded a net income of $10.2 million as compared to net loss of $3.0 million in the corresponding period for 2019. The increase is due to the changes in our consolidated results of operations as discussed above.

COVID-19 Update

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States, instituted restrictions on travel, public gatherings, and certain business operations.

During 2020 and as of the date of this report, the mining industry is listed as an essential business in the state of Nevada.  Accordingly, we continue to operate the Isabella Pearl Mine while utilizing safety measures and protocols. In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. As our non-mining workforce is able to work remotely using various technology tools, we have been able to maintain our operations and internal controls over financial reporting and disclosures.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including a widely available vaccine, the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-

product credits per ounce, total cash cost after by-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

Revenue generated from the sale of silver is considered a by-product of our gold production for the purpose of our total cash cost after by-product credits for our Isabella Pearl Mine. We periodically review our revenues to ensure that our reporting of primary products and by-products is appropriate. Because we consider silver to be a by-product of our gold production, the value of silver continues to be applied as a reduction to total cash costs in our calculation of total cash cost after by-product credits per precious metal gold equivalent ounce sold. Likewise, we believe the identification of silver as by-product credits is appropriate because of its lower individual economic value compared to gold and since gold is the primary product we produce.

Total cash cost, after by-product credits, is a measure developed by the Gold Institute to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

Total cash cost before by-product credits includes all direct and indirect production costs related to our production of metals (including mining, milling and other plant facility costs, royalties, and site general and administrative costs) plus treatment and refining costs.

Total cash cost after by-product credits includes total cash cost before by-product credits less by-product credits, or revenues earned from silver.

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining allocated general and administrative expenses and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by precious metal gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Year ended December 31,
	2020	2019

Total cash cost after by-product credits	$27,792	$10,683
Treatment and refining charges	(297)	(19)
Depreciation and amortization	10,241	3,884
Reclamation and remediation	48	34
Total consolidated mine cost of sales	$37,784	$14,582

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC:

	Year ended December 31,
	2020	2019

Total cash cost before by-product credits (1)	$28,407	$10,826
By-product credits (2)	(615)	(143)
Total cash cost after by-product credits	$27,792	$10,683
Sustaining capital expenditures	372	-
Sustaining exploration expenses	336	88
Total all-in sustaining cost	$28,500	$10,771

Gold ounces sold	29,929	10,272

Total cash cost before by-product credits per gold ounce sold	$949	$1,054
By-product credits per gold ounce sold (2)	(21)	(14)
Total cash cost after by-product credits per gold ounce sold	928	1,040
Other sustaining expenditures per gold ounce sold (3)	24	9
Total all-in sustaining cost per gold ounce sold	$952	$1,049
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold:

	Year ended December 31,
	2020	2019

By-product credits by dollar value:
Silver sales	$615	$143
Total sales from by-products	$615	$143

	Year ended December 31,
	2020	2019
By-product credits:
Silver sales	$21	$14
Total by-product credits	$21	$14

Liquidity and Capital Resources

Our primary source of liquidity during development, construction and ramp up stages of the Isabella Pearl Mine has been through cash contributions from GRC. As production and sales from Isabella Pearl have continued to increase, so has our cash position. As of December 31, 2020, we had a cash position of $27.8 million, including a final contribution of $10 million from GRC at year-end to facilitate the Spin-Off.

As of December 31, 2020, we had positive working capital of $41.9 million, representing an increase of $44.4 million from a negative working capital balance of $2.5 million at December 31, 2019. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of December 31, 2020, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Cash and cash equivalents as of December 31, 2020 increased to $27.8 million from $0.9 million as of December 31, 2019, a net increase in cash of $26.9 million. The increase is primarily due to cash from operations and cash contributions received from GRC, which was offset somewhat by cash spent on capital expenditures at Isabella Pearl.

Net cash provided by operating activities for the year ended December 31, 2020 was $13.0 million, compared to cash used in operations for the year ended December 31, 2019 of $5.1 million. The primary difference is due to the operations ramp up at Isabella Pearl, along with higher precious metals prices.

Net cash used in investing activities for the year ended December 31, 2020 was $6.5 million compared to $22.5 million during the same period in 2019. The decrease in investing activities is primarily attributable to the completion of Isabella Pearl construction in December 2019 when the ADR Plant was completed.

Net cash provided by financing activities was $20.4 million for the year ended December 31, 2020 compared to $28.4 million for the year ended December 31, 2019.  Financing activities for both years were substantially comprised of capital contributions from GRC.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had a $5.4 million off-balance sheet arrangement consisting of a $9.2 million surety bond off-set by a $3.8 million Reclamation Liability for future reclamation obligations for Isabella Pearl.

Accounting Developments

Recently issued accounting pronouncements have been evaluated and do not presently impact our financial statements and supplemental data.

COVID-19 Assessment

In light of the COVID-19 pandemic, we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. As of December 31, 2020, we determined that no impairment indicators existed at the balance sheet date, as the pandemic-related restrictions are viewed as temporary and are not expected to have a material impact on our ability to recover the carrying amounts of its long-lived assets.

We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business. However, because of the changing developments with respect to the spread of COVID-19 and the unprecedented nature of the pandemic, we are unable to predict the extent and duration of any potential adverse financial impact of COVID-19 on our business, financial condition and results of operations. Future developments could impact our assessment and result in material impairments to our long-lived assets.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities and contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. As a result, management is required to routinely make judgments and estimates about the effects of matters that are inherently uncertain. Actual results may differ from these estimates under different conditions or assumptions. The following discussion pertains to accounting estimates management believes are most critical to the presentation of our financial position and results of operations that require management’s most difficult, subjective, or complex judgments.

Revenue

Doré sales are recognized upon the satisfaction of performance obligations, which occurs when control of the doré transfers to the customer and price and quantity are agreed upon.  Transfer of control occurs once the customer takes possession of the doré.  Doré sales are recorded using quoted metal prices, net of refining charges.

Proven and Probable Reserves

Critical estimates are inherent in the process of determining our reserves. Our reserves are affected largely by our assessment of future metals prices, as well as by engineering and geological estimates of ore grade, accessibility, and production cost. Metals prices are estimated at three-year trailing averages. Our assessment of reserves occurs annually, and we may utilize external audits in the future. Reserves are a key component in the valuation of our property, equipment and mine development and related depreciation rates.

 Reserve estimates are used in determining appropriate rates of units-of-production depreciation, with net book value of many assets depreciated over remaining estimated reserves. Reserves are also a key component in forecasts, with which we compare estimated future cash flows to current asset values in an effort to ensure that carrying values are reported appropriately. Reserves are a culmination of many estimates and are not guarantees that we will recover the indicated quantities of metals or that we will do so at a profitable level.

Depreciation and Amortization

Capitalized costs are depreciated or amortized using the straight-line method or unit-of-production (“UOP”) method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. Significant judgment is involved in the determination of the estimated life of the assets. Our estimates for reserves are a key component in determining our UOP rates. Our estimates of proven and probable ore reserves may change, possibly in the near term, resulting in changes to depreciation, depletion and amortization rates in future reporting periods. Productive lives range from 3 to 7 years, but do not exceed the useful life of the individual asset.

  Please see Note 1 in Item 8. Financial Statements and Supplementary Data for depreciation rates of major asset categories.

Carrying Value of Stockpiles

Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, the number of contained ounces (based on assay data), and the estimated metallurgical recovery rates.  Stockpile ore tonnages are verified by periodic surveys. Costs are added to stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to mining operations and removed at each stockpile’s average cost per recoverable unit as material is processed.

We record stockpiles at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price based on short-term and long-term metals price assumptions that are applied to expected short-term (12 months or less) and long-term sales from stockpiles, less estimated costs to complete production and bring the product to sale. We recorded write-downs to reduce the carrying value of our current open-pit stockpiles at our Isabella Pearl Mine to net realizable value of $0.7 million in 2019 as a component of Production Costs, primarily due to the realized ore grade during the ramp-up stage of the mining activities.  No net realizable value write-downs occurred in 2020.

Carrying Value of Ore on Leach Pad

Ore on the leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on the leach pad based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on the leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. Estimates of recoverable ore on the leach pad is calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type). In general, the leach pad is estimated to recover between 60% and 81% of the contained ounces placed on the leach pad, depending upon whether run-of-mine or crushed ore is placed on the leach pad.

The metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pad inventory at our Isabella Pearl Mine to net realizable value of $3.6 million and $2.2 million in 2020 and 2019, respectively, as a component of Production Costs. These write-downs were primarily due to the expected lower realized ore grade during the ramp-up stage of the mining and processing activities.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets to be held and used, using a fair-value based approach when events and circumstances indicate that the related carrying amount of our assets may not be recoverable. The economic environment and commodity prices may be considered as impairment indicators for the purposes of these impairment assessments. In accordance with U.S. GAAP, the carrying value of a long-lived asset or asset group is considered impaired when the anticipated undiscounted cash flows from such asset or asset group is less than its carrying value. In that event, a loss will be recorded in our consolidated statements of operations based on the difference between book value and the estimated fair value of the asset or asset group computed using discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price. Future cash flows include estimates of recoverable quantities to be produced from estimated proven and probable mineral reserves, commodity prices (considering current and historical prices, price trends and related factors), production quantities, production costs, and capital expenditures, all based on life-of-mine plans and projections. In estimating future cash flows, assets are grouped at the lowest level for which identifiable cash flows exist that are largely independent of cash flows from other asset groups. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital are each subject to significant risks and uncertainties.

Asset Retirement Obligation

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Accounting for reclamation and remediation obligations requires management to make estimates of the future costs that we will incur to complete the work required to comply with existing laws and regulations. Actual costs may differ from the amounts estimated. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

Stock-based Compensation

We account for stock-based employee compensation under the fair value recognition and measurement provisions in accordance with applicable accounting standards, which require all stock-based payments to employees, including stock grants, and grants of stock options, to be measured based on the grant date fair value of the awards, with the resulting expense generally recognized on a straight-line basis over the period during which the employee is required to perform service in exchange for the award.

Stock-based compensation expense is recorded net of estimated forfeitures and as such is recorded for only those stock-based awards that we expect to vest. We recognize forfeitures as they occur. We will revise our estimated forfeiture rate if actual forfeitures differ from our initial estimates.

Income Taxes

The calculation of income tax expense, deferred tax assets and deferred tax liabilities involve significant management estimation and judgment involving a number of assumptions. In determining these amounts, management interprets tax legislation and makes estimates of the expected timing of the reversal of future tax assets and liabilities. We also make assumptions about future earnings, tax planning strategies and the extent to which potential future tax benefits will be used. We are also subject to assessments by various taxation authorities which may interpret tax legislation differently, which could affect the final amount or the timing of tax payments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Index to the Financial Statements

Report of Independent Registered Public Accounting Firm36

Consolidated Balance Sheets at December 31, 2020 and 2019 37

Consolidated Statements of Operations for the years ended December 31, 2020 and 201938

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020 and 201939

Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 201940

Notes to Consolidated Financial Statements41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortitude Gold Coporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortitude Gold Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 Related Party Transactions to the financial statements, the Company has had expense allocations and capital contributions from Gold Resource Corporation. Our opinion is not modified with respect to this matter.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 24, 2021

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$27,774	$866
Accounts receivable	145	—
Inventories	23,051	10,624
Prepaid expenses and other current assets	1,962	319
Total current assets	52,932	11,809
Property, plant and mine development, net	50,990	60,017
Operating lease assets, net	6,198	7,125
Deferred tax assets	959	—
Other non-current assets	1,946	4,985
Total assets	$113,025	$83,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,715	$5,406
Loans payable, current	665	879
Finance lease liabilities, current	398	438
Operating lease liabilities, current	6,198	7,125
Mining taxes payable	1,001	—
Other current liabilities	1,092	454
Total current liabilities	11,069	14,302
Asset retirement obligation	3,844	2,486
Loans payable, long-term	117	782
Finance lease liabilities, long-term	27	426
Total liabilities	15,057	17,996
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2020 and nil shares authorized and outstanding at December 31, 2019	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 21,211,208 shares outstanding at December 31, 2020 and $0.001 par value, 10,000 shares authorized and outstanding at December 31, 2019	212	—
Additional paid-in capital	99,682	78,083
Accumulated deficit	(1,926)	(12,143)
Total shareholders' equity	97,968	65,940
Total liabilities and shareholders' equity	$113,025	$83,936

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2020 and 2019

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2020	2019
Sales, net	$53,967	$15,065
Mine cost of sales:
Production costs	27,495	10,664
Depreciation and amortization	10,241	3,884
Reclamation and remediation	48	34
Total mine cost of sales	37,784	14,582
Mine gross profit	16,183	483
Costs and expenses:
General and administrative expenses	2,882	2,375
Exploration expenses	2,648	932
Other expense, net	233	168
Total costs and expenses	5,763	3,475
Income (loss) before income and mining taxes	10,420	(2,992)
Income and mining tax expense	203	—
Net income (loss)	$10,217	$(2,992)
Net income (loss) per common share:
Basic and Diluted	$0.48	$(299)
Weighted average shares outstanding:
Basic and Diluted	21,211,208	10,000

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2020 and 2019

(U.S. dollars in thousands, except share amounts)

	Years Ended December 31, 2020 and 2019
		Par
	Number of	Value of	Additional		Total
	Common	Common	Paid-	Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit	Equity
Balance, December 31, 2018 (GRCN)	10,000	$—	$48,448	$(9,151)	$39,297
Capital contributions from GRC	—	—	29,635	—	29,635
Net loss	—	—	—	(2,992)	(2,992)
Balance, December 31, 2019 (GRCN)	10,000	$—	$78,083	$(12,143)	$65,940
Capital contributions from GRC	—	—	21,811	—	21,811
Transfer of GRCN shares from GRC to Fortitude	(10,000)	—	—	—	—
Issuance of shares for Spin-Off	21,211,208	212	(212)	—	—
Net income	—	—	—	10,217	10,217
Balance, December 31, 2020 (Fortitude)	21,211,208	$212	$99,682	$(1,926)	$97,968

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2020 and 2019

(U.S. dollars in thousands)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$10,217	$(2,992)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	10,377	4,022
Deferred taxes	(959)	—
Other operating adjustments	48	18
Changes in operating assets and liabilities:
Accounts receivable	(145)	—
Inventories	(2,300)	(6,490)
Prepaid expenses and other current assets	(1,643)	346
Other non-current assets	(2,085)	(3,600)
Accounts payable and other accrued liabilities	(1,508)	3,617
Mining taxes payable	1,001	—
Net cash provided by (used in) operating activities	13,003	(5,079)

Cash flows from investing activities:
Capital expenditures	(6,488)	(22,538)
Net cash used in investing activities	(6,488)	(22,538)

Cash flows from financing activities:
Contributions from GRC	21,711	29,635
Repayment of loans payable	(879)	(812)
Repayment of capital leases	(439)	(410)
Net cash provided by financing activities	20,393	28,413

Net increase in cash and cash equivalents	26,908	796
Cash and cash equivalents at beginning of period	866	70
Cash and cash equivalents at end of period	$27,774	$866

Supplemental Cash Flow Information
Interest expense paid	$86	$139
Income and mining taxes paid	$—	$—
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(1,544)	$(1,174)
Change in estimate for asset retirement costs	$1,159	$1,726
Stock contributed from Parent	$100	$—
Right-of-Use assets acquired through operating lease	$7,265	$—
Equipment purchased through loan payable	$—	$330
Equipment purchased under finance lease	$—	$56

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Fortitude Gold Corporation (the “Company,” “FGC,” or “Fortitude”) was organized under the laws of the State of Colorado on August 11, 2020. On August 18, 2020, Gold Resource Corporation (“GRC” or “Parent”) transferred all of the 10,000 issued and outstanding common stock shares of its wholly-owned subsidiary GRC Nevada Inc. (“GRCN”) to Fortitude in exchange for 21,211,208 shares of Fortitude’s common stock. With the share transfer, GRCN became a wholly-owned subsidiary of Fortitude and Fortitude became a wholly-owned subsidiary of GRC. The assets and liabilities were recorded at historical cost as the entities were under common control.

On December 31, 2020, GRC completed the spin-off of FGC, which separated FGC’s business, activities, and operations into a separate, public company.  The Spin-Off was effected by the distribution of all of the outstanding shares of FGC common stock to GRC’s shareholders. GRC’s shareholders received one share of FGC common stock for every 3.5 shares of GRC’s common stock held as of December 28, 2020.

In February 2021, FGC began trading on the OTC Market under the ticker symbol “FRTT”, subsequently the symbol was changed to “FTCO”, and was up listed to the OTCQB in March 2021.

FGC is a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared on a “carve-out” basis. The accompanying statements include allocations of certain expenses for human resources, accounting, and other services, plus share-based compensation allocated from GRC. The expense allocations have been determined on basis that the Company and GRC consider to be reasonable reflections of the utilization of services or the benefits provided. In addition, the assets and liabilities include only those assigned to the carve-out entities. The allocations and related estimates and assumptions are described more fully in Note 2, Related Party Transactions. Further, the consolidated financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

Other than the Company’s consolidated balance sheet as of December 31, 2020, which reflects the consolidated balance sheet of FGC and its subsidiaries, these consolidated financial statements have been derived from the accounting records of GRC and should be read with the accompanying notes thereto. The consolidated balance sheet as of December 31, 2020 and the consolidated statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2020 include the accounts of the FGC, its subsidiaries GRCN, Walker Lane Minerals Corp. (“WLMC”), County Line Holdings, Inc., and County Line Minerals Corp. The consolidated balance sheet as of December 31, 2019 and the consolidated statements of operations, shareholder’s equity and cash flows for the year ended December 31, 2019 include the accounts of GRCN, WLMC, County Line Holdings, Inc., and County Line Minerals Corp. All significant intercompany balances and transactions have been eliminated.

Risk and Uncertainties

As a mining company, the Company’s revenue, profitability and future rate of growth are substantially dependent on prevailing metal prices for gold and to a lesser extent silver. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and on the quantities of reserves that the Company can economically produce. The carrying value of the Company’s property, plant and mine development, net; inventories; stockpiles and ore on leach pads; and Deferred income tax assets are particularly sensitive to the outlook for the market price for gold. A decline in the price of gold and silver from current levels could result in material impairment charges related to these assets.

In addition to changes in gold prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, impacts of global events such as the COVID-19 pandemic and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.

During the year ended December 31, 2020, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The Company remained fully operational during 2020, however, the future impact of this pandemic could include temporary or sustained site closures, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping the Company’s products, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19 and the success of a widely available vaccine, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s property, plant and mine development, net; inventories; stockpiles and ore on leach pads; and deferred income tax assets. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID 19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). The Company believes that its operations will be sufficient for the foreseeable future, although there is no assurance that will be the case.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future metal prices; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value related to asset impairment assessments; write-downs of inventory, stockpiles and ore on leach pads to net realizable value; valuation allowances for deferred tax assets; provisional amounts related to income tax effects of newly enacted tax laws. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost.

Accounts receivable

Accounts receivable consists of trade receivables, which are recorded from the sale of doré.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 4 for current and long-term balances as of December 31, 2020 and 2019.

Doré Inventory: Doré inventories includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to extract the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad.

Estimates of recoverable ore on the leach pad are calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type).

Although the quantities of recoverable ore placed on the leach pad are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Changes in assumptions and estimates are accounted for on a prospective basis.

Materials and Supplies Inventories: Materials and supplies inventories consist of chemical reagents, fuels, and other materials and supplies. Cost includes applicable taxes and freight. Materials and supplies inventory is carried at lower of average cost or net realizable value.

Write-downs of inventory are charged to expense.

Property, Plant and Mine Development

Land and Mineral Rights: The costs of acquiring land and mineral rights are considered tangible assets. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, such capitalized costs are amortized when production begins using the units of production (“UOP”) method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

Mine Development: The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven and probable reserves.

Drilling costs incurred during the production phase for operational ore control are allocated to inventory costs and then included as a component of production costs. All other drilling and related costs are expensed as incurred.

Mine development costs are amortized using the UOP method based on estimated recoverable ounces in proven and probable reserves.

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs”. Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of deminimis saleable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material.

The production phase of an open pit mine commences when saleable minerals, beyond a de minimis amount, are produced. Stripping costs incurred during the production phase of a mine are variable production costs that are included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory.

Property and Equipment: All items of property and equipment are carried at cost. Normal maintenance and repairs are expensed as incurred while expenditures for major maintenance and improvements are capitalized. Gains or losses on disposition are recognized in other (income) expense.

Construction in Progress: Expenditures for new facilities or equipment are capitalized and recorded at cost. Once completed and ready for its intended use, the asset is transferred to property and equipment to be depreciated or amortized.

Depreciation and Amortization: Capitalized costs are depreciated or amortized using the straight-line or UOP method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such assets or the useful life of the individual assets. The estimates for mineral reserves are a key component in determining the UOP depreciation rates. The estimates of reserves may change, possibly in the near term, resulting in changes to depreciation and amortization rates in future reporting periods. The following are the estimated economic lives of depreciable assets:

Range of Lives
Asset retirement costs	UOP
Furniture, computer and office equipment	3 to 4 years
Light vehicles and other mobile equipment	4 years
Machinery and equipment	UOP to 4 years
Plant facilities, leach pad, and related infrastructure	UOP to 7 years
Mine development and mineral interests	UOP

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the asset. If an impairment is indicated, a determination is made whether an impairment has occurred and any impairment losses are measured as the excess of carrying value over the total discounted estimated future cash flows, or the application of an expected fair value technique in the absence of an observable market price and are charged to expense on the Company’s consolidated statements of operations. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups.

Existing reserves and other mineralized material are included when estimating the fair value in determining whether the assets are impaired. The Company’s estimates of future cash flows are based on numerous assumptions including expected gold and other commodity prices, production levels, capital requirements and estimated salvage values. It is possible that actual future cash flows will be significantly different than the estimates, as actual future quantities of recoverable minerals, gold and other commodity prices, production levels and costs and capital requirements are each subject to significant risks and uncertainties.

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents, accounts payable, and loans payable approximate fair value because of the short maturity of those instruments.

Revenue Recognition

Gold doré sales are recognized upon the satisfaction of performance obligations, which occurs when price and quantity are agreed upon with the customer.  Silver doré sales are immaterial. Doré sales are recorded using quoted metal prices, net of refining charges.

Production Costs

Production costs include labor and benefits, royalties, and doré shipping costs, mining subcontractors, fuel and lubricants, legal and professional fees related to mine operations, materials and supplies, repairs and maintenance, explosives, insurance, reagents, travel, medical services, security equipment, office rent, tools, and other costs that support mining operations.

Exploration Costs

Exploration costs are charged to expense as incurred. Costs to identify new mineral resources and to evaluate potential resources are considered exploration costs.

Asset Retirement Obligation

An asset retirement obligation is recognized when incurred and is recorded as a liability at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Asset retirement costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated asset retirement obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation in accordance with ASC guidance for asset retirement obligations.

Income Taxes

Income taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating losses using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 5 for additional information.

Earnings Per Share

Basic earnings per share is calculated based on the weighted average number of common shares outstanding for the period.  Diluted income per share reflects the dilution that could occur if potentially dilutive securities, as determined using the treasury stock method, are converted into common stock. Potentially dilutive securities are excluded from the calculation when their inclusion would be anti-dilutive, such as periods when a net loss is reported or when the exercise price of the instrument exceeds the average fair market value of the underlying common stock.

Concentration of Credit Risk

The Company has considered and assessed the credit risk resulting from its doré sales arrangements with its customers. In the event that the Company’s relationships with its customers are interrupted for any reason, the Company believes that it would be able to locate another entity to purchase its doré bars; however, any interruption could temporarily disrupt the Company’s sale of its products and adversely affect operating results.

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2020 net sales with two customers accounting for all net sales.

2. Related Party Transactions

GRC provides human resources, information technology, accounting, legal, technical, and other services to the Company. The Company obtains it business insurance under GRC. The accompanying financial statements include allocations of all of these expenses. The allocation method calculates the appropriate share of overhead cost to the Company by using time spent by GRC employees. The Company believes the allocation methodology used is reasonable, has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. GRC allocated $2.8 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. These costs were treated as capital contributions from GRC in the accompanying financial statements. In addition, the Company has received cash contributions from GRC to help fund its operations and mine development, which are not expected to be repaid and are treated as capital contributions. For the years ended December 31, 2020 and 2019, the Company received total capital contributions from GRC of $21.8 million and $29.6 million, respectively, inclusive of allocated costs described above.

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement with GRC that governs the relationship of the parties following the Spin-Off. The Management Services Agreement provides that the Company will receive services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company will also receive certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The Management Services Agreement’s initial term will expire on December 31, 2021, and automatically renew annually. The Agreement may be cancelled upon 30 days written notice by one party to the other during the term.

3. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Year ended
	December 31,
	2020	2019

	(in thousands)
Sales, net
Gold doré sales	$54,264	$15,084
Less: Refining charges	(297)	(19)
Total sales, net	$53,967	$15,065

4. Inventories

At December 31, 2020 and December 31, 2019, current inventories consisted of the following:

	2020	2019

	(in thousands)
Stockpiles	$6,269	$736
Leach pad	16,636	9,102
Doré	19	742
Subtotal - product inventories	22,924	10,580
Materials and supplies	127	44
Total	$23,051	$10,624

In addition to the inventory above, as of December 31, 2020 and December 31, 2019, the Company has $1.6 million and $4.7 million of low-grade ore stockpile inventory included in other non-current assets on the accompanying Consolidated Balance Sheets.

For the year ended December 31, 2020 the Company recorded $3.6 million in net realizable value (“NRV”) inventory adjustments. For the year ended December 31, 2019, the Company recorded an NRV inventory adjustment of $2.9 million.

5. Income Taxes

The Company files a consolidated U.S. income tax return.   The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740.  At the federal level, the Company’s income (loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada.  For financial reporting purposes, the Company recorded net income before income taxes of $10.4 million for the year ended December 31, 2020 and net loss before income taxes of $3.0 million for the year ended December 31, 2019.

The Company had $1.2 million current tax expense for the year 2020, of which $1.0 million related to Nevada’s net proceeds of minerals tax.  The $0.2 million federal current tax expense resulted in an adjustment to Additional paid-in capital, as a result of the Spin-Off, and did not generate a tax payable.  The Company had no income tax expense for the year ended December 31, 2019.  No net proceeds of minerals tax was incurred in 2019 as the Company was in a loss position for purposes of the tax calculation.

	Year ended December 31,
	2020	2019

	(in thousands)
Current taxes
Federal	$161	$—
State	1,001	—
Total current taxes	$1,162	$—

Deferred taxes
Federal	$(959)	$—
State	—
Total deferred taxes	$(959)	$—
Total income and mining taxes	$203	$—

The provision for income taxes for the years ended December 31, 2020 and 2019, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended December 31,
	2020	2019

	(in thousands)
Tax at statutory rates	$2,188	$(628)
Change in valuation allowance	(2,063)	656
Nevada net proceeds of minerals tax, net	791	—
Depletion in excess of basis	(623)	—
Other	(90)	(28)
Total income and mining tax expense	$203	$—

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets
Tax loss carryforward - US	$—	$1,328
Property and equipment	1,873	214
Lease liabilities	1,302	1,496
Inventory	—	521
Total deferred tax assets	3,175	3,559
Valuation allowance	—	(2,063)
Deferred tax assets after valuation allowance	$3,175	$1,496

Deferred tax liabilities
Lease assets	$(1,302)	$(1,496)
Inventory	(914)	—
Total deferred tax liabilities	$(2,216)	$(1,496)

Net deferred tax asset	$959	$—

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company removed the valuation allowance on its deferred tax assets in 2020 as a result of significant taxable income in the year and the strong likelihood of utilization of its net deferred tax assets as a result of continuing operations.  For the year ended December 31, 2019, the Company determined that its deferred tax assets were not "more likely than not" to be realized and thus a full valuation allowance was recorded.

As of both December 31, 2020 and 2019, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Contractor advances	$1,670	$—
Prepaid insurance	195	132
Prepaid royalties	—	127
Other current assets	97	60
Total	$1,962	$319

7. Property, Plant and Mine Development, net

At December 31, 2020 and December 31, 2019, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Asset retirement costs	$3,588	$2,429
Construction-in-progress (1)	195	9,545
Furniture and office equipment	324	276
Leach pad and ponds	5,649	5,649
Land	13	13
Light vehicles and other mobile equipment	435	432
Machinery and equipment	14,311	14,048
Mill facilities and infrastructure	7,669	7,555
Mineral interests and mineral rights	18,878	18,228
Mine development (2)	24,365	11,049
Software and licenses	65	65
Subtotal (3) (4)	75,492	69,289
Accumulated depreciation and amortization	(24,502)	(9,272)
Total	$50,990	$60,017

(1)	Includes Nevada construction-in-progress and pre-production stripping costs of $0.2 million and $9.5 million at December 31, 2020 and December 31, 2019, respectively.
(2)	Pearl deposit mine development of $13.3 million was put into service on April 1, 2020.
(3)	Includes $1.8 million of assets recorded under finance leases. Please see Note 12 for additional information.
(4)	Includes capital expenditures in accounts payable of $0.6 million and $2.1 at December 31, 2020 and December 31, 2019, respectively.

For the years ended December 31, 2020 and 2019, the Company recorded depreciation and amortization expense of $10.4 million and $4.0 million, respectively.

8. Other Current Liabilities

At December 31, 2020 and December 31, 2019, other current liabilities consisted of the following:

	December 31,	December 31,
	2020	2019

	(in thousands)
Accrued royalty payments	$718	$126
Accrued property taxes	353	—
Sales and use tax payable	10	317
Other accrued expenses	11	11
Total	$1,092	$454

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019

	(in thousands)
Asset retirement obligation – balance at beginning of period	2,486	703
Changes in estimate	1,159	1,726
Accretion	199	57
Asset retirement obligation – balance at end of period	3,844	2,486

As of December 31, 2020 and December 31, 2019, the Company had a $5.4 million and $6.7 million off-balance sheet arrangement, respectively, consisting of a $9.2 million surety bond off-set by a $3.8 million and $2.5 million asset retirement obligation at December 31, 2020 and December 31, 2019, respectively, for future reclamation obligations for Isabella Pearl. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million. As of December 31, 2020, and December 31, 2019, there was an outstanding balance of $0.8 million and $1.7 million, respectively. Scheduled remaining minimum repayments are $0.7 million in 2021, and $0.1 million in 2022. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both December 31, 2020 and December 31, 2019. See Note 19 for the definition of a Level 2 input.

11. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 12 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of December 31, 2020, total estimated contractual payments remaining, excluding embedded lease payments, are $7.7 million for the year ended December 31, 2021.

12. Leases

Operating Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases as incurred over the lease term. For leases beginning in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of December 31, 2020 is 0.83 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2020 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement, which was renewed for a one-year period in October 2020 resulting in the recognition of a $7.3 million right-of-use asset and corresponding $7.3 operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the year ended December 31, 2020, the Company capitalized variable lease costs of $6.4 million to Inventory and $1.5 million to Property, plant, and mine development, respectively. During the year ended December 31, 2019, the Company capitalized variable lease costs of $2.4 million to Inventory and $4.7 million to Property, plant, and mine development, respectively.

Maturities of operating lease liabilities as of December 31, 2020 are as follows (in thousands)

Year Ending December 31:
2021	$6,319
Thereafter	—
Total lease payments	6,319
Less imputed interest	(121)
Present value of minimum payments	6,198
Less: current portion	(6,198)
Long-term portion of minimum payments	$—

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.48% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 5.83%. Scheduled minimum annual payments as of December 31, 2020 are as follows (in thousands):

Year Ending December 31:
2021	$410
2022	13
2023	13
2024	4
Thereafter	—
Total minimum obligations	440
Less: interest portion	(15)
Present value of minimum payments	425
Less: current portion	(398)
Long-term portion of minimum payments	$27

The weighted average remaining lease term for the Company’s finance leases as of December 31, 2020 is 1.06 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the years ended December 31, 2020 and 2019:

	Year ended
	December 31,
	2020	2019

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,382	$2,378
Operating cash flows from finance leases	36	59
Investing cash flows from operating lease	1,452	4,719
Financing cash flows from finance leases	438	410

13. Other Expense, Net

For the years ended December 31, 2020 and 2019, other expense, net consisted of the following:

	Year ended
	December 31,
	2020	2019

	(in thousands)
Interest expense	$143	$149
Charitable contributions	100	19
Other income	(10)	—
Total	$233	$168

14. Fair Value Measurement

Fair value accounting establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2020 and December 31, 2019:

	2020	2019	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$27,774	$866	Level 1
Accounts receivable	145	—	Level 2
Loans payable	$782	$1,661	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable include amounts due to the Company for deliveries of doré sold to customers, which approximates fair value.

Loans payable consist of obligations for equipment purchases financed on a long-term basis. Loans payable are recorded at amortized cost, which approximates fair value. See Note 10 for additional information.

15. Stock-Based Compensation

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expenses allocated from GRC, as described in Note 2, for options and restricted stock units granted under GRC’s equity incentive plan. Stock-based compensation charged to the Company from GRC was $0.7 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

During 2020, the Company has adopted the 2020 Equity Incentive Plan (the “Plan”) that reserves 5,000,000 shares of common stock for issuance to plan participants in the form of incentive and non-qualified stock options, stock appreciation rights, and stock grants and units.  Each stock option awarded allows the holder to purchase one share of our common stock. As of December 31, 2020, the Company has not granted any stock awards under the Plan.

16. Subsequent Events

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share. The shares have restrictive legend with no registration rights for a minimum of 12 months. No commission or finder’s fee was paid in connection with the private placement.

In January 2021, the Company issued 2,220,000 shares of its common stock to its officers and two other persons for services rendered. In January 2021, the Company also issued options to purchase 332,000 shares of its common stock to persons other than its officers or directors. The fair value has not yet been determined.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiary) required to be included in our periodic Securities and Exchange Commission filings.

Management’s Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designated by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of March 15, 2021 are as follows:

Name	Age	Position
Jason D. Reid	47	President, Chief Executive Officer and Director
Bill M. Conrad	64	Chairman of the Board of Directors
John A. Labate	72	Chief Financial Officer
Barry D. Devlin	63	Vice President of Exploration
Gregory A. Patterson	51	Vice President of Corporate Development and Investor Relations

Jason D. Reid serves as Chief Executive Officer and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where Jason previously served for over 14 years including CEO, President and Director positions. Jason joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Jason was part of a management team that took GRC from an exploration stage company, to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $115 million in dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Jason was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College.

Bill M. Conrad serves as Chairman of Fortitude Gold Corporation.  He previously served on the Board of Directors of Gold Resource Corporation (NYSE American: GORO) for 15 years, where he held several positions including Lead Independent Director, Audit Committee Chairman, Compensation Committee Chairman, Nominating and Governance Committee Chairman as well as the Chairman of the Board of Directors from 2014 to 2021. Over the past 35 years, Mr. Conrad has served as an executive officer and director of numerous private and publicly traded companies.  In 1990, Mr. Conrad cofounded MCM Capital Management, Inc., a private management consulting firm which assisted private and public companies with management, financial needs, mergers, acquisitions, public and private markets, and funding and finance sources.  Mr. Conrad also served as a Director of Synergy Resources Corp. (NYSE American: SYRG & SRCI) from 2008 until 2017, an oil and gas company operating in the DJ Basin of Colorado.  Mr. Conrad was a member of the Audit Committee, member of the Nominating Committee and Chairman of the compensation committee during his tenure at SYRG. Mr. Conrad's expertise is primarily focused in the areas of financial management, accounting principles, financial statements and corporate development.

John A. Labate was appointed as our Chief Financial Officer on March 1, 2021.  Mr. Labate is an experienced mining industry executive with over thirty-five years of financial management and accounting experience. His extensive experience includes previously serving as CFO for Gold Resource Corporation, Golden Star Resources Ltd., Constellation Copper Corporation and Crown Resources Corporation.

Barry D. Devlin joined the Company as our Vice President of Exploration on March 1, 2021.  Mr. Devlin is an experienced mining industry executive with over thirty-nine years of exploration experience. He previously held positions at companies including Gold Resource Corporation, Endeavour Silver Corporation and Hecla Mining Company.  He has participated in the discovery, acquisition and development of numerous mineral deposits including extensive experience in epithermal gold-silver (high and low sulfidation) systems and porphyry copper gold skarns.  He has worked in a variety of geologic environments in the USA, Canada, Mexico, Argentina, Bolivia, Chile, Guyana, Peru and Venezuela and has established a solid track record in generative exploration programs.  He holds a BS degree with honors in Geology, 1981, and a Masters in Geology, 1987, from the University of British Columbia, Vancouver, Canada.

Gregory A. Patterson was appointed as our Vice President of Corporate Development and Investor Relations on March 1, 2021. Mr. Patterson was the Vice President of Corporate Development for Gold Resource Corporation ("GORO") between October 2013 and February 2021. In this capacity, he managed investor relations for GORO and participated in overall corporate strategy. Prior to joining GORO, Mr. Patterson spent fifteen years in marketing and territory sales management for two manufacturers of precision laboratory instruments. Mr. Patterson holds a Bachelor’s degree in Environmental Biology (1991) from the University of Colorado and is the brother-in-law of Jason Reid, a Director of the Company and the Company's Chief Executive Officer.

Board Leadership Structure and Risk Oversight

The Board does not have a formal policy regarding the separation of the roles of CEO and Chairman of the Board, as the Board believes it is in the best interest of our Company to make that determination periodically based on the position and direction of our Company and the membership of the Board. At the present time, our CEO and Chairman roles are separated. As the director with significant experience serving on boards for over thirty years, Mr. Conrad brings extensive knowledge of the Company’s history in addition to experience with various companies in natural resource industries. In his capacity as Chairman, he works closely with Mr. Reid, the Chief Executive Officer. The Board also does not have a formal policy that designates a lead independent director at this time; however, Mr. Conrad, as Chairman of the Board leads meetings of the board.

Companies such as ours face a variety of risks, including financial reporting, legal, credit, liquidity, operational, health, safety and cybersecurity risk. The Board believes an effective risk management system will (1) identify the material risks that we face in a timely manner, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant board committee, (3) implement or oversee implementation of appropriate and responsive risk management and mitigation strategies consistent with our risk profile, and (4) integrate risk management into our decision-making.

The Board oversees risk management after receiving briefings from management and advisors and also based on its own analysis and conclusions regarding the adequacy of our risk management processes. The Board, with assistance and input from its committees, continuously evaluates and manages material risks including geopolitical and enterprise risk, financial risk, environmental risk, health and safety risk, and the effect of compensation structures on risk-taking behaviors. By virtue of the directors working closely with executive management, who in turn work closely with the operators of our mine, we have created an effective and efficient risk communication system that has increased collaboration and communication.

Board Diversity and Independence

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Company continues to strive to nominate individuals with a variety of backgrounds and complementary skills so that, as a group, the Board possesses the appropriate talent, skills, and expertise to oversee our businesses. This assessment includes consideration of independence, expertise, mining and other industry background, age, gender, skills, geographic location and time availability, in the context of the needs of the Board and our Company.

As of March 24, 2021, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason D. Reid	Non-Independent

We did not compensate any person for acting as director during the year ended December 31, 2020. For 2021, we plan to compensate Mr. Conrad $16,750 per month as Chairman of the Board based on factors including tenure, committee membership and chairman duties. Mr. Reid is not compensated for being a Director.

Item 11. Executive Compensation

General Information

The Board of Directors takes seriously its role in the administration of the Company’s compensation programs and values input from shareholders.

Our named executive officers are compensated through the following three components:

●	Base Salary
●	Short-Term Incentives (cash bonuses)
●	Long-Term Incentives (equity-based awards)
●	Benefits

These components provide a balanced mix of base compensation and compensation that is contingent upon our executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. We believe that our shareholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive but fair.

Base Salaries

Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other publicly traded mining companies of comparable size. The executive officer’s respective responsibilities, experience, expertise, and individual performance are considered.

Short-Term Incentives

Cash bonuses may be awarded at the sole discretion of the Board of Directors based upon a variety of factors that encompass both individual and company performance.

Long-Term Incentives

Equity incentive awards help to align the interests of our employees with those of our shareholders.  Equity based awards are made under our Equity Incentive Plan. Options are granted with exercise prices equal to the closing price of our common stock on the date of grant and may be subject to a vesting schedule as determined by the Board of Directors who administer the plan.

We believe that grants of equity-based compensation:

●	enhance the link between the creation of shareholder value and long-term executive incentive compensation;
●	provide focus, motivation, and retention incentive; and
●	provide competitive levels of total compensation

In addition to cash and equity compensation programs, named executive officers participate in the health and welfare benefit programs available to other employees.

Compensation Table

We were incorporated in August 2020. The following table sets forth in summary form the compensation received by our executive officers for the year ended December 31, 2020:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2020	$—	$—	$—	$—	$—	$—

John A. Labate
Chief Financial Officer	2020	$—	$—	$—	$—	$—	$—

Barry D. Devlin
Vice President of Exploration	2020	$—	$—	$—	$—	$—	$—

Gregory A. Patterson
Vice President of Development and Investor Relations	2020	$—	$—	$—	$—	$—	$—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

Employment Agreements

On March 1, 2021 we entered into employment agreements with the persons shown below. Each employment agreement is for a one year period and expires on March 1, 2022.

Annual Base
Name and Principal Position	Salary
Jason D. Reid	$500,000
Barry D. Devlin	$346,500
John A. Labate	$260,000
Gregory A. Patterson	$220,000

Equity Incentive Plan

Our Board of Directors has adopted the 2020 Equity Incentive Plan (the “Plan”) that reserves 5,000,000 shares of common stock for issuance to plan participants in the form of incentive and non-qualified stock options, stock appreciation rights (“SARs”), and stock grants and units.  Each stock option awarded allows the holder to purchase one share of our common stock.

The Plan is administered by our Board of Directors (or any committee subsequently appointed by the Board) and is vested with the authority to interpret the provisions of the Plan and supervise the administration of the Plan. In addition, the Board is empowered to select those persons who will participate in the Plan, to determine the number of shares subject to each award and to determine when, and upon what conditions, awards granted under the Plan will vest, terminate, or otherwise be subject to forfeiture and cancellation. The terms and conditions of any awards issued, including the price of the shares underlying each award are governed by the provisions of the Plan and any agreements with the Plan participants.

Incentive Stock Options

All of our employees are eligible to be granted incentive stock options pursuant to the Plan. Options granted pursuant to the Plan terminate at such time as may be specified when the option is granted.

The exercise price of each option cannot be less than 100% of the fair market value of our common stock at the time of the granting of the option provided, however, if the optionee, at the time the option is granted, owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the purchase price of the option shall not be less than 110% of the fair market value of the stock at the time of the granting of the option.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

At the discretion of the Board of Directors, options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than 10% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plans be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to receive non-qualified stock options pursuant to the Plan, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

At the discretion of our Board of Directors options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable.

Stock Appreciation Rights

SARs give the participant the right to receive the appreciation in value of one share of common stock of the Company. Appreciation is calculated as the excess of (i) the fair market value of a share of common stock on the date of exercise over (ii) the base value fixed by the Board on the grant date, which may not be less than the fair market value of a share of common stock on the grant date. Payment for SARs shall be made in cash, stock, or a combination thereof. SARs are exercisable at the time and subject to the restrictions and conditions as the Board approves, provided that no SAR may be exercised more than ten (10) years following the grant date.

Restricted Stock

A restricted stock award gives the participant the right to receive a specified number of shares of common stock at a purchase price determined by the Board (including and typically zero). Restrictions limit the participant’s ability to transfer the stock and subject the stock to a substantial risk of forfeiture until specific conditions or goals are met. The restrictions will lapse in accordance with a schedule or other conditions as determined by the Board, which might include the achievement of specified performance targets and/or continued employment of the participant until a specified date. As a general rule, if a participant terminates employment when the restricted stock is subject to restrictions, the participant forfeits the unvested restricted stock.

Restricted Stock Units ("RSU")

An RSU award gives the participant the right to receive common stock, or a cash payment equal to the fair market value of common stock (determined as of a specified date), in the future, subject to restrictions and a risk of forfeiture. The restrictions typically involve the achievement of specified performance targets and/or the continued employment or service of the participant until a specified date. Participants holding restricted stock units have no rights as a shareholder with respect to the shares of stock subject to their restricted stock unit award prior to the issuance of such shares pursuant to the award.

Stock Grants

A stock grant award gives the participant the right to receive (or purchase at such price as determined by the Board) shares of stock, free of any vesting restrictions. The purchase price, if any, for a stock grant award shall be payable in cash or in any other form of consideration acceptable to the Board. A stock grant award may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Stock Units

A stock unit award gives the participant the right to receive shares of stock, or a cash payment equal to the fair market value of a designated number of shares, in the future, free of any vesting restrictions. A stock unit award may be granted or sold in respect of past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Other Information Regarding the Plan

In the discretion of the Board, any option granted pursuant to the Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Plan and any options granted pursuant to the Plan or will be forfeited if the "vesting" schedule established by the Board administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain as our employee or the period of time a non-employee must provide services to us. At the time an employee ceases working for us (or at the time a non-employee ceases to perform services for us), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. The exercise may be made through a "cashless" exercise or a combination of cash and shares of common stock at the discretion of the Board.

Awards are generally non-transferable except upon death of the recipient. Shares issued pursuant to the Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Board when the shares were issued.

Our Board of Directors may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted.

Summary

The following shows, as of March 23, 2021 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Options	Issued	Under Plan
Equity Incentive Plan	5,000,000	332,000	2,220,000	2,448,000

We did not have any outstanding equity awards at December 31, 2020.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2020. The Equity Incentive Plan has not been approved by our shareholders.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	—	—	—

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2020, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of March 23, 2021, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of  our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At March 23, 2021, there were 23,931,208 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no restricted stock units or common stock options or warrants exercisable within 60 days of March 23, 2021.

	Number of	Percent of
Name and Address of Beneficial Owner	Shares Owned	Class
Jason D. Reid 2886 Carriage Manor Point Colorado Springs, CO 80906	1,209,186	5%
Bill M. Conrad 2886 Carriage Manor Point Colorado Springs, CO 80906	675,000	3%
John A. Labate 2886 Carriage Manor Point Colorado Springs, CO 80906	160,386	1%
Barry D. Devlin 2886 Carriage Manor Point Colorado Springs, CO 80906	313,529	1%
Gregory A. Patterson 2886 Carriage Manor Point Colorado Springs, CO 80906	477,710	2%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Plante & Moran, PLLC served as our independent registered public accountant for the year ended December 31, 2020.  The following table shows the aggregate fees billed to us for the year ended December 31, 2020 by Plante & Moran:

Year Ended December 31, 2020
Audit Fees (1)	75,000
Audit Related Fees Tax	—
Fees All	—
Other Fees	—

(1)	No audit fees were billed to us during the year ended December 31, 2020. We expect to incur $75,000 for the audit of our December 31, 2020 financial statements which will be paid in 2021.

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal year ended December 31, 2020.  Before Plante & Moran was engaged by us to render audit or non-audit services, the engagement was approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Plante & Moran are consistent with Plante & Moran maintaining its independence from us.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
21	Subsidiaries (1)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures

101*

The following financial information from the Annual Report on Form 10-K of FORTITUDE GOLD CORPORATION for the year ended December 31, 2020: (1) Consolidated Balance Sheets as of December 31, 2020 and 2019; (2) Consolidated Statements of Operations for the years ended December 31, 2020 and 2019; (3) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2020 and 2019; (4) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (5) Notes to Financial Statements.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2021.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason D. Reid	Chief Executive Officer, President and Director
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors
Bill M. Conrad

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company has not sent an annual report or proxy statement to its shareholders. The Company may send an annual report to its shareholders subsequent to the filing of this 10-K report.