Form 10-Q
period 2021-03-31
Fortitude Gold Corp
filed 2021-05-11
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-249533

Fortitude Gold Corporation

(Exact name of registrant as specified in its charter)

Colorado	85-2602691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2886 Carriage Manor Point

Colorado Springs, CO 80906

(Address of Principal Executive Offices)

(719) 717 9825

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading symbol	Name of Exchange on which registered
N/A	N/A	N/A

As of May 10, 2021, the registrant had 23,961,208 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,171	$27,774
Accounts receivable	1,659	145
Inventories	27,377	23,051
Prepaid expenses and other current assets	2,142	1,962
Total current assets	66,349	52,932
Property, plant and mine development, net	45,011	50,990
Operating lease assets, net	4,569	6,198
Deferred tax assets	986	959
Other non-current assets	1,951	1,946
Total assets	$118,866	$113,025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,254	$1,715
Loans payable, current	461	665
Finance lease liabilities, current	288	398
Operating lease liabilities, current	4,569	6,198
Income taxes payable	657	—
Mining taxes payable	829	1,001
Other current liabilities	692	1,092
Total current liabilities	10,750	11,069
Asset retirement obligations	4,002	3,844
Loans payable, long-term	95	117
Finance lease liabilities, long-term	25	27
Total liabilities	14,872	15,057
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2021 and nil shares authorized and outstanding at December 31, 2020	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 23,931,208 shares outstanding at March 31, 2021 and 21,211,208 shares outstanding at December 31, 2020	239	212
Additional paid-in capital	103,280	99,682
Retained earnings (accumulated deficit)	475	(1,926)
Total shareholders' equity	103,994	97,968
Total liabilities and shareholders' equity	$118,866	$113,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Sales, net	$20,655	$5,857
Mine cost of sales:
Production costs	6,086	4,927
Depreciation and amortization	3,647	1,385
Reclamation and remediation	29	(11)
Total mine cost of sales	9,762	6,301
Mine gross profit (loss)	10,893	(444)
Costs and expenses:
General and administrative expenses	6,160	594
Exploration expenses	1,317	177
Other expense, net	37	48
Total costs and expenses	7,514	819
Income (loss) before income and mining taxes	3,379	(1,263)
Income and mining tax expense	978	125
Net income (loss)	$2,401	$(1,388)
Net income (loss) per common share:
Basic	$0.10	$(139)
Diluted	0.10	(139)
Weighted average shares outstanding:
Basic	23,614,466	10,000
Diluted	23,778,014	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2021 and 2020
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2019 (GRCN)	10,000	$—	$78,083	$(12,143)	$65,940
Capital contributions by Parent	—	—	5,103	—	5,103
Net loss	—	—	—	(1,388)	(1,388)
Balance, March 31, 2020 (GRCN)	10,000	$—	$83,186	$(13,531)	$69,655

Balance, December 31, 2020 (Fortitude)	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,220,000	22	3,103	—	3,125
Issuance of shares under private placement	500,000	5	495	—	500
Net income	—	—	—	2,401	2,401
Balance, March 31, 2021 (Fortitude)	23,931,208	$239	$103,280	$475	$103,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2,401	$(1,388)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,677	1,422
Stock-based compensation	3,125	—
Deferred taxes	(27)	—
Other operating adjustments	17	(11)
Changes in operating assets and liabilities:
Accounts receivable	(1,514)	(169)
Inventories	(1,827)	(603)
Prepaid expenses and other current assets	(180)	82
Other non-current assets	(5)	(251)
Accounts payable and other accrued liabilities	1,187	(1,155)
Mining and income taxes payable	485	125
Net cash provided by (used in) operating activities	7,339	(1,948)

Cash flows from investing activities:
Capital expenditures	(104)	(3,447)
Net cash used in investing activities	(104)	(3,447)

Cash flows from financing activities:
Contributions from GRC	—	5,103
Issuance of common stock	500	—
Repayment of loans payable	(226)	(216)
Repayment of capital leases	(112)	(107)
Net cash provided by financing activities	162	4,780

Net increase (decrease) in cash and cash equivalents	7,397	(615)
Cash and cash equivalents at beginning of period	27,774	866
Cash and cash equivalents at end of period	$35,171	$251

Supplemental Cash Flow Information
Interest expense paid	$12	$27
Income and mining taxes paid	$520	$—
Non-cash investing activities:
Change in capital expenditures in accounts payable	$(47)	$516
Change in estimate for asset retirement costs	$92	$435

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, unless otherwise stated)

(Unaudited)

1. Basis of Presentation

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

On December 31, 2020, GRC completed the spin-off of FGC (“Spin-Off”), which separated FGC’s business, activities, and operations into a separate, public company.  The Spin-Off was effected by the distribution of all of the outstanding shares of FGC common stock to GRC’s shareholders. GRC’s shareholders received one share of FGC common stock for every 3.5 shares of GRC’s common stock held as of December 28, 2020.

FGC is a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

These interim Condensed Consolidated Financial Statements (“interim financial statements”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 and the condensed consolidated statements of operations, shareholders’ equity and cash flows for the three months ended March 31, 2021 include the accounts of the Company, its subsidiaries GRCN, Walker Lane Minerals Corp. (“Walker Lane”), County Line Holdings, Inc., and County Line Minerals Corp. The consolidated statements of operations, shareholder’s equity and cash flows for the three months ended March 31, 2020 include the accounts of GRCN, WLMC, County Line Holdings, Inc., and County Line Minerals Corp. and have been derived from the accounting records of GRC and should be read with the accompanying notes thereto. All intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars. In the opinion of management, all adjustments (including normal recurring adjustments) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K. The year-end balance sheet data was derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K.

The condensed consolidated statements of operations, shareholder’s equity and cash flows for the three months ended March 31, 2020 have been prepared on a “carve-out” basis. The accompanying statements include allocations of certain expenses for human resources, accounting, and other services, plus share-based compensation allocated from GRC. The expense allocations have been determined on basis that the Company and GRC consider to be reasonable reflections of the utilization of services or the benefits provided. In addition, the assets and liabilities include only those assigned to the carve-out entities. The allocations and related estimates and assumptions are described more fully in Note 2, Related Party Transactions. Further, the consolidated financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

2. Related Party Transactions

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governs the relationship of the parties following the Spin-Off. The MSA provides that the Company will receive services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company will also receive certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term will expire on December 31, 2021, and automatically renew annually. The Agreement may be cancelled upon 30 days written notice by one party to the other during the term.  During the three months ended March 31, 2021, the Company recognized $0.4 million of expense related to the MSA. On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA.

Prior to the Spin-Off, GRC provided human resources, information technology, accounting, legal, technical, and other services to the Company. The Company obtained its business insurance under GRC. The accompanying condensed consolidated statements of operations, shareholder’s equity and cash flows for the three months ended March 31, 2020 include allocations of all of these expenses. The allocation method calculates the appropriate share of overhead cost to the Company by using time spent by GRC employees. The Company believes the allocation methodology used is reasonable, has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. GRC allocated $0.6 million the three months ended March 31, 2020. These costs were treated as capital contributions from GRC in the accompanying 2020 financial statements. In addition, the Company received cash contributions from GRC to help fund its operations and mine development, which are not expected to be repaid and are treated as capital contributions. For the three months ended March 31, 2020, the Company received total capital contributions from GRC of $5.1 million, inclusive of allocated costs described above.

3. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Sales, net
Gold doré sales	$20,701	$5,914
Less: Refining charges	(46)	(57)
Total sales, net	$20,655	$5,857

4. Inventories

At March 31, 2021 and December 31, 2020, current inventories consisted of the following:

	2021	2020

	(in thousands)
Stockpiles	$8,713	$6,269
Leach pad	18,484	16,636
Doré	55	19
Subtotal - product inventories	27,252	22,924
Materials and supplies	125	127
Total	$27,377	$23,051

In addition to the inventory above, as of March 31, 2021 and December 31, 2020, the Company has $1.6 million of low-grade ore stockpile inventory included in other non-current assets on the accompanying Condensed Consolidated Balance Sheets.

For the three months ended March 31, 2021 and 2020 the Company recorded nil and $1.6 million, respectively, in net realizable value (“NRV”) inventory adjustments, respectively.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $1.0 million income and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date Income (loss) before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of March 31, 2021 and December 31, 2020, thus no valuation allowance was determined to be necessary.

6. Prepaid Expenses and Other Current Assets

At March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Contractor advances	$1,777	$1,670
Prepaid insurance	272	195
Other current assets	93	97
Total	$2,142	$1,962

7. Property, Plant and Mine Development, net

At March 31, 2021 and December 31, 2020, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Asset retirement costs	$3,680	$3,588
Construction-in-progress	216	195
Furniture and office equipment	336	324
Leach pad and ponds	5,649	5,649
Land	13	13
Light vehicles and other mobile equipment	448	435
Machinery and equipment	14,322	14,311
Mill facilities and infrastructure	7,669	7,669
Mineral interests and mineral rights	18,878	18,878
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1) (2)	75,641	75,492
Accumulated depreciation and amortization	(30,630)	(24,502)
Total	$45,011	$50,990
(1)	Includes $1.8 million of assets recorded under finance leases. Please see Note 12 for additional information.
(2)	Includes capital expenditures in accounts payable of $0.6 million and $0.6 million at March 31, 2021 and December 31, 2020, respectively.

For the three months ended March 31, 2021 and 2020, the Company recorded depreciation and amortization expense of $3.7 million and $1.4 million, respectively.

8. Other Current Liabilities

At March 31, 2021 and December 31, 2020, other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020

	(in thousands)
Accrued royalty payments	$592	$718
Accrued property taxes	88	353
Sales and use tax payable	2	10
Other accrued expenses	10	11
Total	$692	$1,092

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2021 and year ended December 31, 2020:

	March 31,	December 31,
	2021	2020

	(in thousands)
Asset retirement obligation – balance at beginning of period	$3,844	$2,486
Changes in estimate	92	1,159
Payments	(11)	—
Accretion	77	199
Asset retirement obligation – balance at end of period	$4,002	$3,844

As of March 31, 2021 and December 31, 2020, the Company had a $5.2 million and $5.4 million off-balance sheet arrangement, respectively, consisting of a $9.2 million surety bond off-set by a $4.0 million and $3.8 million asset retirement obligation at March 31, 2021 and December 31, 2020, respectively, for future reclamation obligations for Isabella Pearl. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.08 million. As of March 31, 2021, and December 31, 2020, there was an outstanding balance of $0.6 million and $0.8 million, respectively. Scheduled remaining minimum repayments are $0.5 million in 2021, and $0.1 million in 2022. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both March 31, 2021 and December 31, 2020. See Note 15 for the definition of a Level 2 input.

11. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 12 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of March 31, 2021, total estimated contractual payments remaining, excluding embedded lease payments, are $5.5 million for the year ended December 31, 2021.

12. Leases

Operating Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases as incurred over the lease term. For leases beginning in 2019 and later, the Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of March 31, 2021 is 0.58 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of March 31, 2021 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2021, the Company capitalized variable lease costs of $1.7 million to Inventory. During the three months ended March 31, 2020, the Company capitalized variable lease costs of $0.7 million to Inventory and $1.5 million to Property, plant, and mine development. On October 28, 2020, the Company extended the Contract Mining Agreement for a one-year term for its mining activities at the Isabella Pearl Mine.

Maturities of operating lease liabilities as of March 31, 2021 are as follows (in thousands)

Year Ending December 31:
2021	$4,625
Thereafter	—
Total lease payments	4,625
Less imputed interest	(56)
Present value of minimum payments	4,569
Less: current portion	(4,569)
Long-term portion of minimum payments	$—

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.48% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 5.76%. Scheduled minimum annual payments as of March 31, 2021 are as follows (in thousands):

Year Ending December 31:
2021	$291
2022	13
2023	13
2024	4
Thereafter	—
Total minimum obligations	321
Less: interest portion	(8)
Present value of minimum payments	313
Less: current portion	(288)
Long-term portion of minimum payments	$25

The weighted average remaining lease term for the Company’s finance leases as of March 31, 2021 is 0.91 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,693	$733
Operating cash flows from finance leases	5	12
Investing cash flows from operating lease	—	1,452
Financing cash flows from finance leases	112	107

13. Other Expense, Net

For the three months ended March 31, 2021 and 2020, other expense, net consisted of the following:

	Three months ended
	March 31,
	2021	2020

	(in thousands)
Interest expense	$36	$30
Charitable contributions	3	25
Other income	(2)	(7)
Total	$37	$48

14. Net Income (Loss) per Common Share

Basic earnings per common share is calculated based on the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated based on the assumption that stock options and other dilutive securities outstanding, which have an exercise price less than the average market price of the Company’s common shares during the period, would have been exercised on the later of the beginning of the period or the date granted and that the funds obtained from the exercise were used to purchase common shares at the average market price during the period.

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation.  The Company had no anti-dilutive instruments outstanding as of March 31, 2021 and 2020.

Basic and diluted net income per common share is calculated as follows:

	Three months ended
	March 31,
	2021	2020
Net income (loss) (in thousands)	$2,401	$(1,388)
Basic weighted average shares of common stock outstanding	23,614,466	10,000
Diluted effect of share-based awards	163,548	-
Diluted weighted average common shares outstanding	23,778,014	10,000
Net income (loss) per share:
Basic	$0.10	$(139)
Diluted	0.10	(139)

15. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

	2021	2020	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$35,171	$27,774	Level 1
Accounts receivable	1,659	145	Level 2
Loans payable	$556	$782	Level 2

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

16. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

During the three months ended March 31, 2021, in conjunction with its staffing process post Spin-Off, the Company issued 2,220,000 shares of its common stock to its officers, directors, management and other key personnel.  These shares immediately vested at a fair value of $1.40 per share.

During the three months ended March 31, 2021, the Company issued options to purchase 332,000 shares of its common stock to employees and key personnel other than its officers or directors. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following assumptions: stock price of $1.40, expected term of 3.5 years, risk free rate of 0.26-0.30%, expected volatility of 73.56-73.66%, and an assumed dividend rate of 0%.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2021, the Company recorded $3.1 million of stock-based compensation.  For the three months ended March 31, 2020, the Company recognized stock-based compensation expenses allocated from GRC, as described in Note 2, for options and restricted stock units granted under GRC’s equity incentive plan. Stock-based compensation charged to the Company from GRC was $0.1 million for the three months ended March 31, 2020.

17. Shareholders’ Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights for a minimum of 12 months. No commission or finder’s fee was paid in connection with the private placement.

See Note 16 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

18. Subsequent Event

On April 5, 2021, the Company initiated a $0.02 per share monthly dividend or $0.24 per share annually.

On April 21, 2021, GRC delivered a notice of termination of the MSA. The Agreement provided that either party could terminate the Agreement upon 30 days written notice by one party to the other. Termination of the Agreement will be effective on May 21, 2021.

On May 4, 2021, the Company increased its dividend by 50% to $0.03 per share monthly or $0.36 per share annually.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In February 2021, we began trading on the OTC Market “pink sheets” operated by the OTC Markets Group under the ticker symbol "FRTT".  Subsequently the symbol was changed to “FTCO”. Our common stock was subsequently up listed to the OTCQB on March 5, 2021.

During the second quarter of 2021, we completed the staffing of our executive and management team.

The following discussion summarizes our results of operations for the three months ended March 31, 2021 and 2020, including GRCN prior to it becoming Fortitude Gold’s wholly-owned subsidiary on August 18, 2020. It also analyzes our financial condition at March 31, 2021. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2020 contained in our annual report on Form 10-K for the year ended December 31, 2020.

The discussion also presents certain financial measures that are not prepared in accordance with U.S. Generally Accepted Accounting Principles (“Non-GAAP”) but which are important to management in its evaluation of our operating results and are used by management to compare our performance with what we perceive to be peer group mining companies and are relied on as part of management’s decision-making process. Management believes these measures may also be important to investors in evaluating our performance. For a detailed description of each of the non-GAAP financial measures, please see the discussion below under Non-GAAP Measures.

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2021 Financial Results and Highlights

●	$7.3 million cash from operating activities
●	$2.4 million net income or $0.10 per share
●	$35.2 million cash balance on March 31, 2021, an increase of 27% from December 31, 2020
●	$20.7 million net sales
●	11,536 gold ounces produced
●	5.03 grams per tonne average gold grade mined
●	$55.6 million working capital at March 31, 2021, an increase of 33% from December 31, 2020
●	$10.9 million mine gross profit
●	$575 per ounce total all in sustaining cost
●	Completed staffing our management team

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Ore mined
Ore (tonnes)(1)	156,222	158,754
Gold grade (g/t)	5.03	1.15
Low-grade stockpile (tonnes)
Ore (tonnes)	—	18,490
Gold grade (g/t)	—	0.57
Pre-strip waste	—	1,346,316
Waste (tonnes)	1,375,199	444,732
Metal production (before payable metal deductions)(1)
Gold (ozs.)	11,536	3,692
Silver (ozs.)	7,133	5,083

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three Months Ended
	March 31,
	2021	2020
Metal sold
Gold (ozs.)	11,472	3,755
Silver (ozs.)	6,895	5,579
Average metal prices realized (1)
Gold ($per oz.)	1,804	1,575
Silver ($per oz.)	26.23	16.63
Precious metal gold equivalent ounces sold
Gold Ounces	11,472	3,755
Gold Equivalent Ounces from Silver	100	59
	11,572	3,814

Total cash cost before by-product credits per gold ounce sold	$550	$1,352
Total cash cost after by-product credits per gold ounce sold	$534	$1,327
Total all-in sustaining cost per gold ounce sold	$575	$1,330

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Sales, net.  For the three months ended March 31, 2021, consolidated sales, net were $20.7 million as compared to $5.9 million for the same period in 2020. The increase is attributable to higher sales volumes and higher average realized price. Average realized price for gold in first quarter 2021 increased 15% from the same period in 2020.  First quarter 2021 gold sales volumes increased 206% from the same period in 2020 as a result of higher-grade ore mined and processed.

Mine gross profit (loss). For the three months ended March 31, 2021, we recorded a $10.9 million mine gross profit compared to $0.4 million mine gross loss for the same period in 2020. The change is attributable to higher sales volumes, higher average realized prices for gold and silver resulting in a lower cash cost before by-products per gold ounce sold.  The lower cash cost per ounce is due to mining efficiencies and higher-grade ore mined in 2021 as compared to 2020. For the three months ended March 31, 2021, average realized prices per ounce of gold and silver increased 15% and 58%, respectively, from 2020 while the cash cost per ounce before by-product credits decreased 59%.

General and administrative. For the three months ended March 31, 2021, general and administrative expenses totaled $6.2 million as compared to $0.6 million for the same period in 2020.  The increase was primarily the result of non-recurring stock-based compensation and onboarding incentive compensation totaling $5.2 million relating to building out the Company’s staffing needs post Spin-Off.  While the Company anticipated working under the MSA for a longer period, the Company believed it would be prudent to fully staff up during the quarter.  Subsequent to March 31, 2021, the Company was delivered official notice of cancellation of the MSA from GRC that the MSA was being canceled.  As of the date of this document, the Company is fully staffed as a standalone operation.

Exploration expenses.  For the three months ended March 31, 2021, property exploration expenses totaled $1.3 million as compared to $0.2 million for the same period of 2020. The increase of $1.1 million is the result of increased drilling and other exploration activities at the Golden Mile and Isabella Pearl (Scarlet target) projects as well as geophysical studies at Isabella Pearl.

Other expense, net. For the three months ended March 31, 2021, other expense, net did not materially change from the same period in 2020.

Income and mining tax expense. For the three months ended March 31, 2021, income and mining tax expense was $1.0 million as compared to $0.1 million for the same period in 2020.  The increase is the result of our increased income before income and mining taxes and increased Nevada net proceeds of minerals tax as a result of increased metal sales.  See Note 5 in the Condensed Consolidated Financial Statements.

Net income (loss). For the three months ended March 31, 2021 we recorded net income of $2.4 million as compared to net loss of $1.4 million in the corresponding period for 2020. The increase is due to the changes in our consolidated results of operations as discussed above.

COVID-19 Update

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States, instituted restrictions on travel, public gatherings, and certain business operations.

During 2020 and 2021, and as of the date of this report, the mining industry is listed as an essential business in the state of Nevada.  Accordingly, we continue to operate the Isabella Pearl Mine while utilizing safety measures and protocols. In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. As our non-mining workforce is able to work remotely using various technology tools, we have been able to maintain our operations and internal controls over financial reporting and disclosures.

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including a widely available vaccine, the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.

Non-GAAP Measures

Throughout this report, we have provided information prepared or calculated according to U.S. GAAP and have referenced some non-GAAP performance measures which we believe will assist with understanding the performance of our business. These measures are based on precious metal gold equivalent ounces sold and include cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce, and total all-in sustaining cost per ounce (“AISC”). Because the non-GAAP performance measures do not have any standardized meaning prescribed by U.S. GAAP, they may not be comparable to similar measures presented by other companies. Accordingly, these measures should not be considered in isolation, or as a substitute for measures of performance prepared in accordance with U.S. GAAP. These non-GAAP measures are not necessarily indicative of operating profit or cash flow from operations as determined under GAAP.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended March 31,
	2021	2020

Total cash cost after by-product credits	$6,132	$4,984
Treatment and refining charges	(46)	(57)
Depreciation and amortization	3,647	1,385
Reclamation and remediation	29	(11)
Total consolidated mine cost of sales	$9,762	$6,301

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC:

	Three months ended March 31,
	2021	2020

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$6,313	$5,076
By-product credits (2)	(181)	(92)
Total cash cost after by-product credits	$6,132	$4,984
Sustaining capital expenditures	92	-
Sustaining exploration expenses	383	12
Total all-in sustaining cost	$6,224	$4,984

Gold ounces sold	11,472	3,755

Total cash cost before by-product credits per gold ounce sold	$550	$1,352
By-product credits per gold ounce sold (2)	(16)	(25)
Total cash cost after by-product credits per gold ounce sold	534	1,327
Other sustaining expenditures per gold ounce sold (3)	41	3
Total all-in sustaining cost per gold ounce sold	$575	$1,330
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold:

	Three months ended March 31,
	2021	2020

	(in thousands)
By-product credits by dollar value:
Silver sales	$181	$92
Total sales from by-products	$181	$92

	Three months ended March 31,
	2021	2020
By-product credits:
Silver sales	$16	$25
Total by-product credits	$16	$25

Liquidity and Capital Resources

Through December 31, 2020, our primary source of liquidity during development, construction and ramp up stages of the Isabella Pearl Mine has been through cash contributions from GRC. Since December 31, 2020, our liquidity has largely been impacted through operating activities. As production and sales from Isabella Pearl have continued to increase, so has our cash position. As of March 31, 2021, we had a cash position of $35.2 million compared to $27.8 million at December 31, 2020.

As of March 31, 2021, we had positive working capital of $55.6 million, representing an increase of $13.7 million from December 31, 2020. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of

March 31, 2021, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Cash and cash equivalents as of March 31, 2021 increased to $35.2 million from $27.8 million as of December 31, 2020, a net increase in cash of $7.4 million. The increase is primarily due to increased cash from operations.

Net cash provided by operating activities for the three months ended March 31, 2021 was $7.3 million, compared to cash used in operations for three months ended March 31, 2020 of $1.9 million. The primary difference is due to increased net income.

Net cash used in investing activities for the three months ended March 31, 2021 was $0.1 million compared to $3.4 million during the same period in 2020. The decrease is due to the completion of Pearl mine development in 2020.

Net cash provided by financing activities was $0.2 million for three months ended March 31, 2021 compared to $4.8 million for three months ended March 31, 2020.  Financing activities for 2020 were substantially comprised of capital contributions from GRC. No such contributions were made in 2021.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter, our open pit, heap leach operation at the Isabella Pearl Mine continued operations while maintaining strict COVID-19 protocols to keep employees safe. Engineering and permit preparation for the heap leach expansion project continued. Final evaluation of the power line project was completed and approved. Exploration activities during the quarter included 45 holes totaling 3,699 meters of reverse circulation drilling targeted to explore and expand mineral reserves at the Isabella Pearl Mine. Drilling mainly tested the extensions of the Scarlet and Silica Knob targets, both located outside the current permitted mine plan. A helicopter-borne geophysical survey for the purposes of investigating the mineral potential along the Isabella Pearl mine mineralized trend is targeted for later in the second quarter.

Golden Mile property: During the first quarter, we completed three additional diamond drill holes totaling 436 meters for resource definition, completing the first drill campaign initiated in the fourth quarter of 2020. We will incorporate results from this drilling into our geological model and we remain on target to complete our maiden resource estimate during 2021. In addition, we also completed four large diameter diamond drill holes totaling 488 meters into the Main Zone at Golden Mile to collect material for metallurgical testing. This material is now at a third-party process metallurgical services company specializing in column heap leaching. Engineering, base line and background studies are also underway. A second drill campaign to further delineate and expand resources is currently in the planning stages. This program targets mineralization which is open at depth and along strike. During 2021, we also plan to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property. We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

East Camp Douglas property: During the quarter, we continue to wait to receive results from our first surface diamond drilling program on the lithocap target area of our East Camp Douglas property. This initial program targeted three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These mineralized zones are hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. A follow-up drilling program is targeted for later this year, continuing to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Accounting Developments

Recently issued accounting pronouncements have been evaluated and do not presently impact our financial statements and supplemental data.

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of the COVID-19 pandemic on our mining operations
●	Commodity price fluctuations
●	Mine protests and work stoppages
●	Adverse technological changes and cybersecurity threats
●	Unanticipated increases in our operating costs and other costs of doing business
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water
●	Results of current and future feasibility studies
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization
●	Litigation by private parties or regulatory action by governmental entities
●	Acts of God such as pandemics, floods, earthquakes and any other natural disasters
●	The uncertainty of reserve and mineralized material estimates

These statements may be made expressly in this document or may be incorporated by reference from other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “targets,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, which may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2020, and the following:

●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	The Biden administration’s current and future stance on resource permitting and development
●	Changes in the worldwide price for gold and/or silver
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Decline in demand for our common stock

●	Downward revisions in securities analysts’ estimates or changes in general market conditions
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	Economic impact from spread of disease
●	Actions by government central banks
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the 1934 Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide the information for this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2021, we completed the private sale of 500,000 shares of our common stock at a price of $1.00 per share to 20 participants including individuals and funds. No commission or finder’s fee was paid in connection with the private placement.  These securities have a 12-month restricted legend with no registration rights.  Use of proceeds are for property exploration.

In January 2021, we issued 2,220,000 shares of our common stock in conjunction with our staffing process. In January 2021, we also issued stock options to purchase 332,000 shares of our common stock, which vest over a three-year period, to employees and management other than our officers or directors. The stock options can be exercised at a price of $1.00 per share on or before January 12, 2026.

We relied upon the exemption provided by Section 4(a)2 of the Securities Act of 1933 in connection with the issuance of the shares and options described above.  The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission was paid to any person in connection with the issuance of the shares and options.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information

See Item 2 above.

Item 6. Exhibits

The following exhibits are filed or furnished herewith.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three months ended March 31, 2021, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2021.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer