Form 10-Q
period 2021-09-30
Fortitude Gold Corp
filed 2021-11-02
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 1, 2021, the registrant had 23,961,208 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,337	$27,774
Accounts receivable	1,628	145
Inventories	33,012	23,051
Prepaid expenses and other current assets	2,305	1,962
Total current assets	81,282	52,932
Property, plant and mine development, net	37,531	50,990
Operating lease assets, net	220	6,198
Deferred tax assets	1,099	959
Other non-current assets	2,947	1,946
Total assets	$123,079	$113,025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,982	$1,715
Loans payable, current	101	665
Finance lease liabilities, current	78	398
Operating lease liabilities, current	220	6,198
Mining taxes payable	1,153	1,001
Other current liabilities	1,212	1,092
Total current liabilities	5,746	11,069
Asset retirement obligations	4,483	3,844
Loans payable, long-term	52	117
Finance lease liabilities, long-term	19	27
Total liabilities	10,300	15,057
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 23,961,208 shares outstanding at September 30, 2021 and 21,211,208 shares outstanding at December 31, 2020	240	212
Additional paid-in capital	103,517	99,682
Retained earnings (accumulated deficit)	9,022	(1,926)
Total shareholders' equity	112,779	97,968
Total liabilities and shareholders' equity	$123,079	$113,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales, net	$20,422	$15,851	$66,979	$30,284
Mine cost of sales:
Production costs	7,075	7,741	21,219	19,698
Depreciation and amortization	3,668	2,949	11,953	6,157
Reclamation and remediation	40	24	116	17
Total mine cost of sales	10,783	10,714	33,288	25,872
Mine gross profit	9,639	5,137	33,691	4,412
Costs and expenses:
General and administrative expenses	1,378	593	8,723	1,781
Exploration expenses	2,023	780	4,380	1,373
Other expense, net	48	62	132	172
Total costs and expenses	3,449	1,435	13,235	3,326
Income before income and mining taxes	6,190	3,702	20,456	1,086
Mining and income tax expense	1,544	225	5,075	675
Net income	$4,646	$3,477	$15,381	$411
Net income per common share:
Basic	$0.19	$348	$0.64	$41
Diluted	$0.19	$348	$0.64	$41
Weighted average shares outstanding:
Basic	23,961,208	10,000	23,846,686	10,000
Diluted	24,211,606	10,000	24,078,226	10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2021 and 2020
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, June 30, 2020 (GRCN)	10,000	$—	$87,863	$(15,209)	$72,654
Capital contributions by Parent	—	—	888	—	888
Net income	—	—	—	3,477	3,477
Balance, September 30, 2020 (GRCN)	10,000	$—	$88,751	$(11,732)	$77,019

Balance, June 30, 2021 (Fortitude)	23,961,208	$240	$103,471	$6,892	$110,603
Stock-based compensation	—	—	46	—	46
Dividends	—	—	—	(2,516)	(2,516)
Net income	—	—	—	4,646	4,646
Balance, September 30, 2021 (Fortitude)	23,961,208	$240	$103,517	$9,022	$112,779

	Nine Months Ended September 30, 2021 and 2020
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2019 (GRCN)	10,000	$—	$78,083	$(12,143)	$65,940
Capital contributions by Parent	—	—	10,668	—	10,668
Net income	—	—	—	411	411
Balance, September 30, 2020 (GRCN)	10,000	$—	$88,751	$(11,732)	$77,019

Balance, December 31, 2020 (Fortitude)	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,250,000	23	3,340	—	3,363
Issuance of shares under private placement	500,000	5	495	—	500
Dividends	—	—	—	(4,433)	(4,433)
Net income	—	—	—	15,381	15,381
Balance, September 30, 2021 (Fortitude)	23,961,208	$240	$103,517	$9,022	$112,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$15,381	$411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,045	6,263
Stock-based compensation	3,363	—
Deferred taxes	(140)	—
Other operating adjustments	28	16
Changes in operating assets and liabilities:
Accounts receivable	(1,483)	(1,599)
Inventories	(6,318)	(2,662)
Prepaid expenses and other current assets	(343)	(17)
Other non-current assets	(19)	(1,304)
Accounts payable and other accrued liabilities	555	958
Income and mining taxes payable	153	675
Net cash provided by operating activities	23,222	2,741

Cash flows from investing activities:
Capital expenditures	(1,753)	(6,368)
Net cash used in investing activities	(1,753)	(6,368)

Cash flows from financing activities:
Contributions from GRC	—	10,567
Dividends paid	(4,433)	—
Issuance of common stock	500	—
Repayment of loans payable	(629)	(656)
Repayment of capital leases	(344)	(326)
Net cash (used in) provided by financing activities	(4,906)	9,585

Net increase in cash and cash equivalents	16,563	5,958
Cash and cash equivalents at beginning of period	27,774	866
Cash and cash equivalents at end of period	$44,337	$6,824

Supplemental Cash Flow Information
Interest expense paid	$24	$72
Income and mining taxes paid	$5,063	$—
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$1,132	$(1,532)
Change in estimate for asset retirement costs	$499	$1,404
Stock contributed from Parent	$—	$100
Equipment purchased under finance lease	$16	$—

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

These interim Condensed Consolidated Financial Statements (“interim financial statements”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of operations and shareholders’ equity for the three and nine months ended September 30, 2021, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2021 include the accounts of the Company, its subsidiaries GRCN, Walker Lane Minerals Corp. (“Walker Lane”), County Line Holdings, Inc., and County Line Minerals Corp. The condensed consolidated statements of operations and shareholder’s equity for the three and nine months ended September 30, 2020, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 include the accounts of GRCN, WLMC, County Line Holdings, Inc., and County Line Minerals Corp. and have been derived from the accounting records of GRC and should be read with the accompanying notes thereto. All intercompany accounts and transactions have been eliminated in consolidation.

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

The condensed consolidated statements of operations and shareholder’s equity for the three and nine months ended September 30, 2020 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 have been prepared on a “carve-out” basis. The accompanying statements include allocations of certain expenses for human resources, accounting, and other services, plus share-based compensation allocated from GRC. The expense allocations have been determined on basis that the Company and GRC consider to be reasonable reflections of the utilization of services or the benefits provided. In addition, the assets and liabilities include only those assigned to the carve-out entities. The allocations and related estimates and assumptions are described more fully in Note 2, Related Party Transactions. Further, the condensed consolidated financial statements do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company.

2. Related Party Transactions

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governs the relationship of the parties following the Spin-Off. The MSA provides that the Company receives services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also receives certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered are based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and may be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the nine months ended September 30, 2021, the Company recognized $0.4 million of expense related to the MSA.

Prior to the Spin-Off, GRC provided human resources, information technology, accounting, legal, technical, and other services to the Company. The Company obtained its business insurance under GRC. The accompanying condensed consolidated statements of operations and shareholder’s equity for the three and nine months ended September 30, 2020 and condensed consolidated statement of cash flows for the nine months ended September 30, 2020 include allocations of all of these expenses. The allocation method calculates the appropriate share of overhead cost to the Company by using time spent by GRC employees. The Company believes the allocation methodology used is reasonable, has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. GRC allocated $0.6 million and $1.8 million for the three and nine months ended September 30, 2020, respectively. These costs were treated as capital contributions from GRC in the accompanying 2020 financial statements. In addition, the Company received cash contributions from GRC to help fund its operations and mine development, which are not expected to be repaid and are treated as capital contributions. For the three and nine months ended September 30, 2020, the Company received total capital contributions from GRC of $0.9 million and $10.7 million, respectively, inclusive of allocated costs described above.

3. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Sales, net
Gold doré sales	$20,491	$15,963	$67,221	$30,507
Less: Refining charges	(69)	(112)	(242)	(223)
Total sales, net	$20,422	$15,851	$66,979	$30,284

4. Inventories

At September 30, 2021 and December 31, 2020, current inventories consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Stockpiles	$7,024	$6,269
Leach pad	25,733	16,636
Doré	37	19
Subtotal - product inventories	32,794	22,924
Materials and supplies	218	127
Total	$33,012	$23,051

In addition to the inventory above, as of September 30, 2021 and December 31, 2020, the Company has $2.6 million and $1.6 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

For the three and nine months ended September 30, 2020 the Company recorded nil and $3.6 million, respectively, in net realizable value (“NRV”) inventory adjustments. No NRV adjustments were recorded in 2021.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $1.5 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded income and mining tax expense of $5.1 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of September 30, 2021 and December 31, 2020, thus no valuation allowance was determined to be necessary.

As of September 30, 2021, the Company believes that is has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Contractor advances	$1,612	$1,670
Prepaid insurance	476	195
Other current assets	217	97
Total	$2,305	$1,962

7. Property, Plant and Mine Development, net

At September 30, 2021 and December 31, 2020, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Asset retirement costs	$4,088	$3,588
Construction-in-progress	2,289	195
Furniture and office equipment	376	324
Leach pad and ponds	5,649	5,649
Land	19	13
Light vehicles and other mobile equipment	463	435
Machinery and equipment	14,624	14,311
Mill facilities and infrastructure	7,729	7,669
Mineral interests and mineral rights	18,928	18,878
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1) (2)	78,595	75,492
Accumulated depreciation and amortization	(41,064)	(24,502)
Total	$37,531	$50,990
(1)	Includes $1.8 million of assets recorded under finance leases. Please see Note 12 for additional information.
(2)	Includes capital expenditures in accounts payable of $1.7 million and $0.6 million at September 30, 2021 and December 31, 2020, respectively.

For the three months ended September 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $3.7 million and $3.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded depreciation and amortization expense of $12.0 million and $6.3 million, respectively.

8. Other Current Liabilities

At September 30, 2021 and December 31, 2020, other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020

	(in thousands)
Accrued royalty payments	$574	$718
Accrued property and excise taxes	623	353
Other accrued expenses	15	21
Total	$1,212	$1,092

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2021 and year ended December 31, 2020:

	September 30,	December 31,
	2021	2020

	(in thousands)
Asset retirement obligation – balance at beginning of period	$3,844	$2,486
Changes in estimate	499	1,159
Payments	(91)	—
Accretion	231	199
Asset retirement obligation – balance at end of period	$4,483	$3,844

As of September 30, 2021, the Company had a $7.7 million off-balance sheet arrangement consisting of a $12.2 million surety bond off-set by a $4.5 million asset retirement for future reclamation obligations for Isabella Pearl. As of December 31, 2020, the Company had a $5.4 million off-balance sheet arrangement consisting of a $9.2 million surety bond off-set by a $3.8 million asset retirement obligation for future reclamation obligations for Isabella Pearl. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.02 million. As of September 30, 2021, and December 31, 2020, there was an outstanding balance of $0.2 million and $0.8 million, respectively. Scheduled remaining minimum repayments are $0.1 million in 2021, and $0.1 million in 2022. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both September 30, 2021 and December 31, 2020. See Note 15 for the definition of a Level 2 input.

11. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl project. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 12 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of September 30, 2021, total estimated contractual payments remaining, excluding embedded lease payments, are $0.1 million for the year ended December 31, 2021.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of September 30, 2021 is 0.08 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of September 30, 2021 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and nine months ended September 30, 2021, the Company capitalized variable lease costs of $2.4 million and $6.1 million, respectively, to Inventory. During the three months ended September 30, 2020, the Company capitalized variable lease costs of $1.8 million to Inventory and nil to Property, plant, and mine development. During the nine months ended September 30, 2020, the Company capitalized variable lease costs of $4.6 million to Inventory and $1.5 million to Property, plant, and mine development. In October 2021, the Company extended the Contract Mining Agreement for a three-month term for its mining activities at the Isabella Pearl Mine.

Maturities of operating lease liabilities as of September 30, 2021 are as follows (in thousands)

Year Ending December 31:
2021	$220
Thereafter	—
Total lease payments	220
Less imputed interest	—
Present value of minimum payments	220
Less: current portion	(220)
Long-term portion of minimum payments	$—

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.48% to 5.95% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 5.24%. Scheduled minimum annual payments as of September 30, 2021 are as follows (in thousands):

Year Ending December 31:
2021	$58
2022	24
2023	13
2024	4
Thereafter	—
Total minimum obligations	99
Less: interest portion	(2)
Present value of minimum payments	97
Less: current portion	(78)
Long-term portion of minimum payments	$19

The weighted average remaining lease term for the Company’s finance leases as of September 30, 2021 is 1.04 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,106	$2,749
Operating cash flows from finance leases	11	21
Investing cash flows from operating lease	—	1,452
Financing cash flows from finance leases	344	326

13. Other Expense, Net

For the three and nine months ended September 30, 2021 and 2020, other expense, net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Interest expense	$35	$37	$108	$99
Charitable contributions	21	25	34	81
Other income	(8)	—	(10)	(8)
Total	$48	$62	$132	$172

14. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 90,000 shares of common stock at weighted average exercise prices of $4.91 were outstanding as of September 30, 2021 but were not included in the computation of diluted weighted average common shares outstanding, as the exercise price of the options exceeded the average price of the Company’s common stock during those periods, and therefore are anti-dilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (in thousands)	$4,646	$3,477	$15,381	$411
Basic weighted average shares of common stock outstanding	23,961,208	10,000	23,846,686	10,000
Diluted effect of share-based awards	250,398	—	231,540	—
Diluted weighted average common shares outstanding	24,211,606	10,000	24,078,226	10,000
Net income per share:
Basic	$0.19	$348	$0.64	$41
Diluted	$0.19	$348	$0.64	$41

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	2021	2020	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$44,337	$27,774	Level 1
Accounts receivable	1,628	145	Level 2
Loans payable	$153	$782	Level 2

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

During the nine months ended September 30, 2021, in conjunction with its staffing process post Spin-Off, the Company issued 2,250,000 shares of its common stock to officers, directors, management and other key personnel.  These shares immediately vested at a fair value ranging from $1.40 per share to $5.48 per share. No shares were issued during the three months ended September 30, 2021.

During the nine months ended September 30, 2021, the Company issued options to purchase 462,000 shares of its common stock to employees and key personnel other than its officers or directors. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following assumptions: stock price of $1.40 to $5.48, expected term of 3.5 years, risk free rate of 0.26% to 0.53%, expected volatility of 73.56% to 74.67%, and an assumed dividend rate of 0% to 4.6%.  No options to purchase common stock were issued during the three months ended September 30, 2021.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $3.4 million, respectively, of stock-based compensation.  For the three and nine months ended September 30, 2020, the Company recognized stock-based compensation expenses allocated from GRC, as described in Note 2, for options and restricted stock units granted under GRC’s equity incentive plan. Stock-based compensation charged to the Company from GRC was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively.

17. Shareholders’ Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the three months ended September 30, 2021, the Company declared and paid dividends of $2.5 million or $0.11 per share. During the nine months ended September 30, 2021, the Company declared and paid dividends of $4.4 million or $0.19 per share.

See Note 16 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

18. Subsequent Event

On October 7, 2021, the Company increased its monthly dividend to $0.04 per share, or $0.48 annually.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2021 and 2020, including GRCN prior to it becoming our wholly-owned subsidiary on August 18, 2020. It also analyzes our financial condition at September 30, 2021. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2020, contained in our annual report on Form 10-K for the year ended December 31, 2020.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2021 Financial Results and Highlights

●	$20.4 million net sales
●	$4.6 million net income or $0.19 per share
●	$44.3 million cash balance on September 30, 2021, an increase of $16.6 million from December 31, 2020
●	11,478 gold ounces produced
●	1.42 grams per tonne average gold grade mined
●	$75.5 million working capital at September 30, 2021, an increase of $33.7 million from December 31, 2020
●	$9.6 million mine gross profit
●	$624 total cash cost after by-product credits per gold ounce sold
●	$793 per ounce total all-in sustaining cost
●	16.7% dividend increase to $0.42 annually per share, subsequently increased by 14% to $0.48 per share

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Ore mined
Ore (tonnes)	139,950	188,048	454,679	490,620
Gold grade (g/t)	1.42	2.02	4.52	1.60
Low-grade stockpile
Ore (tonnes)	8,600	51,977	8,600	70,467
Gold grade (g/t)	0.33	0.50	0.33	0.52
Pre-strip waste	—	—	—	1,346,316
Waste (tonnes)	1,838,027	1,437,429	4,894,937	3,597,770
Metal production (before payable metal deductions)(1)
Gold (ozs.)	11,478	7,847	37,593	16,747
Silver (ozs.)	16,467	9,169	33,643	20,154

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Metal sold
Gold (ozs.)	11,454	8,396	37,436	17,205
Silver (ozs.)	16,330	9,616	33,171	21,046
Average metal prices realized (1)
Gold ($per oz.)	1,789	1,901	1,796	1,773
Silver ($per oz.)	23.98	24.02	25.14	19.86
Precious metal gold equivalent ounces sold
Gold Ounces	11,454	8,396	37,436	17,205
Gold Equivalent Ounces from Silver	219	122	464	236
	11,673	8,518	37,900	17,441

Total cash cost before by-product credits per gold ounce sold	$658	$963	$596	$1,182
Total cash cost after by-product credits per gold ounce sold	$624	$935	$574	$1,158
Total all-in sustaining cost per gold ounce sold	$793	$945	$663	$1,191

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Sales, net.  For the three months ended September 30, 2021, consolidated sales, net were $20.4 as compared to $15.9 million for the same period in 2020. The increase is attributable to higher sales volumes which were partially offset with lower average realized prices. Third quarter 2021 gold sales volumes increased 36% from the same period in 2020 as a result of higher-grade ore processed.  Average realized price for gold in third quarter 2021 decreased 6% from the same period in 2020.

Mine gross profit. For the three months ended September 30, 2021, we recorded $9.6 million mine gross profit compared to $5.1 million mine gross profit for the same period in 2020. The change is attributable to higher sales, as mentioned above, and slightly lower cash production costs.

General and administrative. For the three months ended September 30, 2021, general and administrative expenses totaled $1.4 million as compared to $0.6 million for the same period in 2020.  The increase in 2021 was primarily the result of fully staffing the Company post Spin-Off as a standalone entity whereas the 2020 amount is an allocated amount from GRC based on time spent.

Exploration expenses.  For the three months ended September 30, 2021, property exploration expenses totaled $2.0 million as compared to $0.8 million for the same period of 2020. The increased exploration expense was the result of drilling at the Golden Mile property to further define the resource and move toward a development decision.

 Other expense, net. For the three months ended September 30, 2021, other expense, net did not materially change from the same period in 2020.

Income and mining tax expense. For the three months ended September 30, 2021, income and mining tax expense was $1.5 million as compared to $0.2 million for the same period in 2020.  The increase is the result of our increased income before income and mining taxes and increased Nevada net proceeds of minerals tax as a result of increased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended September 30, 2021 we recorded net income of $4.6 million as compared to $3.5 million in the corresponding period for 2020. The increase is due to the changes in our consolidated results of operations as discussed above.

Consolidated Results of Operations – Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Sales, net.  For the nine months ended September 30, 2021, consolidated sales, net were $67.0 million as compared to $30.3 million for the same period in 2020. The increase is primarily attributable to higher sales volumes. For the nine months ended September 30, 2021, gold sales volumes increased 118% from the same period in 2020 as a result of higher-grade ore mined and processed.

Mine gross profit. For the nine months ended September 30, 2021, we recorded $33.7 million mine gross profit compared to $4.4 million for the same period in 2020. The change is attributable to higher sales volumes and higher average realized prices for gold and silver, resulting in a lower cash cost after by-products per gold ounce sold.  The lower cash cost per ounce is due to mining efficiencies and higher-grade ore mined in 2021 as compared to 2020 as well as no NRV expense related to our inventory in 2021, whereas in 2020, we recorded a $3.6 million NRV adjustment.

General and administrative. For the nine months ended September 30, 2021, general and administrative expenses totaled $8.7 million as compared to $1.8 million for the same period in 2020.  The increase was primarily the result of non-recurring stock-based compensation and onboarding incentive compensation totaling $5.5 million relating to building out the Company’s staffing needs post Spin-Off which was recognized in the first quarter.  While the Company anticipated working under the MSA for a longer period, the Company believed it would be prudent to fully staff up during the first quarter.  On April 21, 2021, the Company was delivered official notice of cancellation of the MSA from GRC that the MSA was being canceled. See Note 2 to the Condensed Consolidated Financial Statements.

Exploration expenses.  For the nine months ended September 30, 2021, property exploration expenses totaled $4.4 million as compared to $1.4 million for the same period of 2020. The increase of $3.0 million is the result of increased drilling and other exploration activities at the Golden Mile and Isabella Pearl (Scarlet target) projects as well as geophysical studies at Isabella Pearl.

Other expense, net. For the nine months ended September 30, 2021, other expense, net did not materially change from the same period in 2020.

Income and mining tax expense. For the nine months ended September 30, 2021, income and mining tax expense was $5.1 million as compared to $0.7 million for the same period in 2020.  The increase is the result of our increased income before income and mining taxes and increased Nevada net proceeds of minerals tax as a result of increased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the nine months ended September 30, 2021 we recorded net income of $15.4 million as compared to $0.4 million in the corresponding period for 2020. The increase is due to the changes in our consolidated results of operations as discussed above.

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

The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including widely available and utilized vaccines, the duration and severity of the pandemic and related restrictions, all of which are uncertain and cannot be predicted.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
Total cash cost after by-product credits	$7,144	$7,853	$21,461	$19,921
Treatment and refining charges	(69)	(112)	(242)	(223)
Depreciation and amortization	3,668	2,949	11,953	6,157
Reclamation and remediation	40	24	116	17
Total consolidated mine cost of sales	$10,783	$10,714	$33,288	$25,872

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$7,536	$8,084	$22,295	$20,338
By-product credits (2)	(392)	(231)	(834)	(417)
Total cash cost after by-product credits	$7,144	$7,853	$21,461	$19,921
Sustaining capital expenditures	1,491	47	2,188	236
Sustaining exploration expenses	441	38	1,147	324
Total all-in sustaining cost	$9,076	$7,938	$24,796	$20,481

Gold ounces sold	11,454	8,396	37,436	17,205

Total cash cost before by-product credits per gold ounce sold	$658	$963	$596	$1,182
By-product credits per gold ounce sold (2)	(34)	(28)	(22)	(24)
Total cash cost after by-product credits per gold ounce sold	624	935	574	1,158
Other sustaining expenditures per gold ounce sold (3)	169	10	89	33
Total all-in sustaining cost per gold ounce sold	$793	$945	$663	$1,191
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)
By-product credits by dollar value:
Silver sales	$392	$231	$834	$417
Total sales from by-products	$392	$231	$834	$417

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
By-product credits:
Silver sales	$34	$28	$22	$24
Total by-product credits	$34	$28	$22	$24

Liquidity and Capital Resources

Through December 31, 2020, our primary source of liquidity during development, construction and ramp up stages of the Isabella Pearl Mine was cash contributions from GRC. Since December 31, 2020, our liquidity has largely been impacted through operating activities. As production and sales from Isabella Pearl have continued to increase, so has our cash position. As of September 30, 2021, we had a cash position of $44.3 million compared to $27.8 million at December 31, 2020. The increase is primarily due to increased cash from operations.

As of September 30, 2021, we had positive working capital of $75.5 million, representing an increase of $33.7 million from December 31, 2020. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of September 30, 2021, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2021 was $23.2 million, compared to $2.7 million for nine months ended September 30, 2020. The primary difference is due to increased net income.

Net cash used in investing activities for the nine months ended September 30, 2021 was $1.8 million compared to $6.4 million during the same period in 2020. The decrease is primarily due to the completion of phase one Pearl mine development in 2020.

Net cash used in financing activities was $4.9 million for nine months ended September 30, 2021 compared to $9.6 million net cash provided by financing activities for nine months ended September 30, 2020.  The net change is due to dividend payments in 2021, whereas in 2020, financing activities were substantially comprised of capital contributions from GRC. No such contributions were made in 2021.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, our open pit, heap leach operations at the Isabella Pearl Mine continued and we received our permit for the heap leach pad expansion project from the BLM. Construction of the heap leach pad commenced during the quarter and is expected to be complete by the end of the year or early first quarter 2022.  Exploration activities during the quarter targeted expansion of the Scarlet target, including 13 in-fill and step-out holes totaling 1,369 meters.  This drilling was mainly conducted outside the current permitted mine plan.  Review of results of the helicopter-borne geophysical survey continued for future investigation and possible drill targeting along the Isabella Pearl mine mineralized trend.

Golden Mile property: During the third quarter, we completed a reverse circulation drill campaign for primarily infill and a few step-out drill holes, which included 48 holes totaling 5,935 meters.  The results from this drilling will be incorporated into our geological model and we remain on target to complete our maiden resource estimate during 2021.

In the third quarter, evaluation of material collected for metallurgical testing was completed by a third-party process metallurgical services company specializing in column heap leaching.  Metallurgical test results were positive with column leach tests reporting up to 85% gold recovery.  These positive results continue to move the property closer to a development decision.  Engineering, base line and background studies are also on-going with numerous revisions to the Golden Mile project and process facility layout, open-pit design, and infrastructure evaluations.  We have also retained a hydrology consultant to help delineate a potential production water resource at Golden Mile.  During the remainder of 2021, we will continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property.  We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

East Camp Douglas property: During the third quarter, we completed a review of the oriented core study undertaken earlier this year associated with the surface diamond drilling program on the lithocap target area of our East Camp Douglas property.  The oriented core study defined two major structural elements as controlling the gold bearing mineralization in the three targeted areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These mineralized zones are hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. A follow-up drilling program is targeted for later this year, continuing to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  and nine months ended September 30, 2021, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2021.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer