Form 10-K
period 2021-12-31
Fortitude Gold Corp
filed 2022-03-01
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $138,000,000. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 28, 2022 was 23,997,876.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. If you are risk-averse, you should NOT buy shares in Fortitude Gold Corporation.  Unexpected events happen and are likely to change forecasts and targets. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The extent of the impact of pandemics, such as COVID-19, including the duration, spread, severity, and any repeated resurgence, the duration and scope of related government orders and restrictions, the impact on our employees, and the extent of the impact of pandemics, such as COVID-19, on our mining operations;
●	The Biden administration’s current and future stance on resource permitting and development;
●	Supply chain shortages and inflationary pressures;
●	Commodity price fluctuations;
●	Adverse technological changes and cybersecurity threats;
●	Unanticipated increases in our operating costs and other costs of doing business;
●	Access to land and availability of materials, equipment, supplies, labor and supervision, power and water;
●	Results of current and future feasibility studies;
●	Interpretation of drill hole results and the geology, grade and continuity of mineralization;
●	Litigation by private parties or regulatory action by governmental entities;
●	Acts of God such as pandemics, floods, earthquakes and any other natural disasters;
●	The uncertainty of reserve and mineralized material estimates; and
●	Such other factors discussed below under “Risk Factors.”

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

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the Spin-Off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and may be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021.

We own 100% of six properties in Nevada, totaling 1,724 unpatented mining claims covering approximately 32,178 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulations of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims. Annual maintenance fees of $305,865 were paid during 2021.

In addition to the unpatented claims, we also own 26, and lease one, patented mining claims covering approximately 165 acres and an additional 201 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2022.

All our properties are located in Nevada, five are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production and one in west-central Nevada. Activities at our properties in Nevada range from exploration, mineral delineation, and production. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, Goldfield, and Rochester districts.

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

Environmental Matters

We conduct our operations while protecting the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2021, $4.7 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

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

Customers

For both the years ended December 31, 2021 and 2020, one customer accounted for 96% of our revenue from our Isabella Pearl mine. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 68 full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 61 individuals employed by third parties in Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

We believe we have a good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our Equity Incentive Plan are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. Competition to identify, hire and retain employees from the small pool of industry experienced professionals is and will continue to be a challenge.

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

During 2021, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,684 per ounce to a high of $1,943 per ounce while the price of silver fluctuated from a low of $21.52 per ounce to a high of $29.58 per ounce. As of February 28, 2022, gold and silver prices were $1,910 per ounce and $24.35 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2017	2018	2019	2020	2021
Gold:
High	$1,346	$1,355	$1,546	$2,067	$1,943
Low	$1,151	$1,178	$1,270	$1,474	$1,684
Average	$1,257	$1,268	$1,393	$1,770	$1,799
Silver:
High	$18.56	$17.52	$19.31	$28.89	$29.58
Low	$15.22	$13.97	$14.38	$12.01	$21.52
Average	$17.04	$15.71	$16.21	$20.55	$25.04

We may not continue to be profitable. During the fiscal year ended December 31, 2021, we reported net income of $17.9 million.  Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if mineralized material, proven and probable mineral reserves and/or measured and indicated resources exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. If we receive the necessary permits and make a positive development decision, we will require significant additional capital to bring the project into production. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying, feasibility studies, engineering, mine construction and development, and mining and process equipment in connection with our exploration, development, and production activities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and current results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals, the condition of the debt and equity markets, and the costs associated with extracting minerals. We may need financing and if so, may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Not having the cash available and/or failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

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

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2021, we have not recorded a valuation allowance for our net deferred tax assets.

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

Our continuing reclamation obligations at our operations could require significant additional expenditures. We are responsible for the reclamation obligations related to disturbances located on all our properties. We have a liability on our balance sheet to cover the estimated reclamation obligations. However, there is a risk that any reserve could be inadequate to cover the actual costs of reclamation. Continuing reclamation obligations will require a significant amount of capital. There is a risk that we will be unable to fund these additional obligations. In addition, regulatory authorities may increase reclamation requirements to such a degree that it would not be commercially reasonable to continue mining and exploration activities, which may adversely affect our results of operations, financial performance and cash flows.

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

Estimates of proven and probable reserves are uncertain and the volume and grade of ore recovered may vary from our estimates. The proven and probable reserves stated in this Form 10-K report represent the amount of gold and silver we estimated, on December 31, 2021, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

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

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We have proceeded with the processing of ore from the Isabella Pearl mine, based on estimates from our Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of gold and silver will be less than anticipated if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies, and reports. If revenue from sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock.

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

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations. From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition depends on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a state or country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and targeted production dates. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in those interests and losses with respect to past or future expenses.

We do not, or cannot, insure against all of the risks to which we may be subject in our operations and development. While we currently maintain general commercial liability and property insurance in Nevada, we may be subject to liability for certain environmental, pollution or other hazards associated with mineral exploration and mine construction, and production for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

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

Our activities are subject to significant environmental regulations, which could raise the cost of doing business or adversely affect our ability to develop our properties. Significant state and federal environmental laws and regulations in the U.S. may hinder our ability to explore, develop, and operate. Federal laws that govern mining claim location and maintenance and mining operations on federal lands are generally administered by the Bureau of Land Management.  Additional federal laws, governing mine safety and health, also apply. State laws also require various permits and approvals before exploration, development or production operations can begin. Among other things, a reclamation plan must typically be prepared and approved with bonding in the amount of projected reclamation costs. The bond is used to ensure that proper reclamation takes place, and the bond will not be released until that time. Local jurisdictions may also impose permitting requirements (such as conditional use permits or zoning approvals).

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

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the Biden Administration. We cannot provide any assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or financial assurance requirements.

Construction of mine and process facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections. When applicable, many factors could delay or prevent the start or completion of, or increase the costs of, future projects or ongoing construction projects at our mine and process facility, including:

●	Design, engineering and construction difficulties or delays;
●	Cost overruns;
●	Inflation;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals;
●	Interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental-organization interests; and
●	Natural disasters, accidents, political unrest, or unforeseen events.

If any of the foregoing events, or unforeseen others, were to occur, our financial condition could be adversely affected and we may be required to seek additional capital, which may not be available on commercially acceptable terms, or at all. If we are unable to complete such construction, we may not be able to recover any costs already incurred. Even if construction of a mine and processing facility is completed as scheduled, the costs could exceed our expectations and result in a materially adverse effect on our business, results of operations, financial condition, and cash flows.

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, our stock prices could decline due to the impact of numerous factors, including:

●	Changes in the worldwide price for gold and/or silver;
●	Timely permit issuances;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Political and regulatory risks;
●	Government freezes on issuing resource permits;
●	Weather conditions, including earthquakes or unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;

●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Decrease or elimination of our shareholder dividend;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of February 28, 2022, there were 23,997,876 outstanding shares of common stock, 385,332 options issued and outstanding, no outstanding shares of preferred stock and no warrants. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

Awards of our shares and stock options to employees may not have their intended effect. A portion of our total compensation program for our executive officers and key personnel includes the award of shares and options to buy shares of our common stock. If the price of our common stock performs poorly, such performance may adversely affect our ability to retain or attract critical personnel. In addition, any changes made to our stock option policies or to any other of our compensation practices which are made necessary by governmental regulations or competitive pressures could affect our ability to retain and motivate existing personnel and recruit new personnel.

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

We may issue shares of preferred stock that would have a liquidation preference to our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of February 28, 2022, there was no preferred stock outstanding.

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

We depend upon our management and key employees and the loss of any of these individuals could adversely affect our business. We are dependent on our executive officers and other key employees for our operations. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. Competition for industry professionals is fierce. We have no life insurance on any individual, and we may be unable to hire a suitable replacement on favorable terms should that become necessary.

The occurrence of the COVID-19 pandemic may negatively affect our operations depending on the severity and longevity of the pandemic. On March 11, 2020, the World Health Organization declared the outbreak of a respiratory disease caused by a new novel coronavirus (“COVID-19”) as a pandemic.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Properties Overview

We classify our mineral properties into three categories: “Operating Properties”, “Development Properties”, and “Exploration Properties”. Operating Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed, but no material extraction.  Exploration Properties are properties that have no mineral reserves disclosed.  Other properties may also be material to our business. As of the date of this report we did not have any Development Properties.

In Nevada, we are the owner of six properties totaling 1,724 unpatented mining claims covering approximately 32,178 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented mining claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented mining claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented mining claims.  Annual maintenance fees of $305,865 were paid during 2021.

In addition to the unpatented claims, we also own 26, and lease one, patented mining claims covering approximately 165 acres and an additional 201 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2022.

Five of our properties in Nevada are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver deposits.  Our Ripper property is located in west-central Nevada, near Lovelock. Activities at our properties in Nevada range from exploration at East Camp Douglas, County Line and Ripper, mineral delineation at Mina Gold, resource definition, engineering and permitting at Golden Mile to production at Isabella Pearl.  We believe that our portfolio of Nevada properties has excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the nearby Paradise Peak, Borealis, Bodie, Tonopah, Goldfield and Rochester districts.

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations in Nevada and commence production on all properties where we discover economic deposits. We believe that our property portfolio is highly prospective based on geology, surface samples, and drill results. Close proximity, especially between our producing and prospective Walker Lane Mineral Belt properties (approximately 50 kilometers or 30 miles or less in radius) may allow for equipment sharing and synergies whereby we may move equipment and business resources from one project to the next.

The map below shows the general location of our properties (yellow stars) and significant nearby gold deposits held by other parties (red stars) within Nevada:

OREGON
IDAHO
McDermitt
Owyhee
Jackpot
Mountain City
Orovada
Paradise Valley
Montello
Deeth
Wells
Winnemucca
Golconda
Valmy
Elko
Spring Creek
West Wendover
Gerlach
Imlay
Battle Mountain
Carlin
Lee
Walker Lane Mineral Belt
Lovelock
Rochester Mine
Relief Canyon Mine
Ripper
Ruby Valley
Sutcliffe
Nixon
Reno
Fernley
Sparks
Fallon
Austin
Eureka
McGill
Virginia City
Silver Springs
Ely
Carson City
Yerington
Minden
Rawhide Mine
Schurz
Gabbs
Paradise Peak Mine
County Line
Baker
Great Basin Nat. Park
Smith
Walker Lake
Isabella Pearl
Round Mountain Mine
Lund
UTAH
Hawthorne
Mina Gold
East Camp Douglas
Mina
Golden Mile
Tonopah
Silver Peak
Pioche
Panaca
Goldfield
Hiko
Caliente
Alamo
Beatty
Mesquite
CALIFORNIA
Mercury
Moapa
Indian Springs
Overton
Death Valley National Park
Pahrump
Las Vegas
Henderson
Spring Valley
Boulder City
Jean
Sandy Valley
ARIZONA
Primm
Searchlight
Cal-Nev-Ari
Laughlin
N
0
60 miles
120
0
100 kilometers
200

Glossary

The following terms used in this report have the following meanings:

ADR	An adsorption, desorption, and recovery (“ADR”) facility which recovers gold from the leached pregnant solution.

Dore:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per ton, grams per tonne (“g/t”), etc.).

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

Operating Property

Isabella Pearl

Background:  In August 2016, we purchased Walker Lane Minerals Corp., which owns a 100% interest in the Isabella Pearl Mine which covers an area of 8,891 acres consisting of 496 unpatented claims.  Since acquisition, we have staked an additional 72 claims to expand our land holding to 9,777 acres.  In April 2018, we released our maiden Proven and Probable mineral reserve estimate for the Isabella Pearl Mine totaling 192,600 gold ounces at an average grade of 2.22 g/t.

In 2019, we commenced production of gold doré from an open pit heap leach operation.  Based on metallurgical testing, we expect ultimate gold recoveries of approximately 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.

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

The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat deposits, collectively referred to as the Isabella Pearl deposit. Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits. Potassium-Argon age determinations indicate the mineralization is about 19 million years, some 7 to 10 million years younger than the age of the host rocks. This early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane (e.g., Goldfield and Paradise Peak).

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

Exploration Activities: In 2021, we continued to explore for additional mineral reserves at the Isabella Pearl Mine. During the year, we completed 92 holes totaling 8,391 meters of reverse circulation drilling. This mainly included in-fill and step-out drill holes on the Scarlet, Isabella and Civit Cat targets.  The majority of this drilling was conducted outside the current permitted mine plan.

Exploration Properties

Golden Mile

On June 15, 2020, we purchased a 100% interest in the Golden Mile property located in Nevada’s Walker Lane Mineral Belt. The property covers an area of approximately 9,300 acres consisting of 451 unpatented and 5 patented claims, 4 owned and one leased. Since acquisition, we have staked an additional 148 unpatented claims to expand our land holding to 11,811 acres. The property is located in the Bell Mining District, Mineral County, Nevada, approximately 36 kilometers (22 miles) east of the town of Luning, Nevada. Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics. In 2021, we continued our surface diamond drilling program in the mineral resource area on the patented claims.  We completed seven diamond drill holes totaling

924 meters for collection of material for metallurgical testing and resource definition.  In 2021, we also completed 58 reverse circulation (RC) holes totaling 8,327 meters for further resource definition. We continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property. We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted alongside exploration efforts to move this property forward. In 2021, we disclosed our maiden Mineral Resource estimate for Golden Mile conforming to the newly adopted Securities and Exchange Commission’s SK 1300 regulations. Our estimates of in-situ ounces consist of 78,500 Indicated gold ounces at 1.13 g/t and 84,500 Inferred gold ounces at 1.10 g/t. The initial Mineral Resource is located on patented claims and mineralization remains open both on strike and at depth, extending on to adjoining unpatented lode mining claims. Condemnation RC drilling commenced in 2021 to confirm locations for heap leach pad, process facilities and waste storage facilities.  In 2022, we are planning further definition RC drilling to convert mineral resources to mineral reserves and test the depth and strike extent of the deposit.

East Camp Douglas

In January 2017, we purchased a 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt. The property covers an area of 5,571 acres consisting of 289 unpatented claims, 16 patented claims and additional fee lands in Mineral County, Nevada. Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Modern exploration by several mining and exploration companies has established modest gold resource potential in at least five separate areas on the property, with over 3,000 meters of drill core and a large exploration database. We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program. In 2020, we completed a reconnaissance drill program looking primarily for geologic structures with 11 holes totaling 1,565 meters targeting three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These mineralized zones returned significant drill results including 17.92 meters grading 1.29 g/t gold hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. In 2021, we evaluated drill results and commenced planning for follow-up drilling to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Mina Gold

In August of 2016, we purchased a 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt. The property has the potential to be a future open pit heap leach gold operation. Our current land position covers 1,624 acres which includes 74 unpatented lode mining claims and 5 patented mining claims, which we own.  In 2021, we continued to evaluate the known mineralized zone among a much larger conceptual plan of multiple open pits along a trend to the southeast onto the Golden Mile property which will feed ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted.

County Line

In March 2018, we purchased a 100% interest in the County Line property. The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties. In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential. The total land package is 2,320 acres consisting of 116 unpatented lode mining claims and 6 unpatented placer mining claims. During 2021, we continued to review historical geological, exploration and mining data in preparation for an initial surface drilling program at County Line.

Ripper

In June 2021, we purchased a 100% interest in the Ripper property straddling the Pershing and Churchill county line in west-central Nevada. The property is close to our other Walker Lane Mineral Belt properties and consists of 72 unpatented lode mining claims covering approximately 1,400 acres.  Known gold mineralization at Ripper occurs in a Triassic package of limestones, limestone collapse breccias, and mudstones of the Auld Lang Syne group. Three principal types of alteration carrying gold values include jasperoidization and quartz veining within limestone beds, mudstone breccia with a quartz-calcite cement or en echelon quartz veins, and variably silicified and hematitic limestone collapse breccias. Recent surface rock chip samples have returned values up to 6.3 g/t gold. During 2021, we reviewed historical geological and exploration data in preparation for fieldwork in 2022 and a future initial surface drilling program.

Mineral Reserves and Resources

The SEC has adopted amendments to modernize the property disclosure requirements for mining registrants, and related guidance, under the Securities Act of 1933 and the Securities Exchange Act of 1934. This report is prepared to comply with the new rule (17 CFR subpart 229.1300 Regulation S-K), generally known as the “SK-1300 rule”, requiring that a registrant with material mining operations must disclose specified information in Securities Act and Exchange Act filings concerning its Mineral Resources, in addition to its Mineral Reserves.

Proven and Probable Mineral Reserves (metric units)

A Mineral reserve is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

As of December 31, 2021, our estimate of Proven and Probable (“P&P”) reserves, all of which pertain to the Isabella Pearl Mine, was:

				Precious			Precious
				Metal			Metal
				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	483,300	5.26	47	5.89	81,800	733,100	91,600
Probable	425,500	2.04	16	2.26	27,900	221,000	30,900
Proven and Probable Total	908,800	3.75	33	4.19	109,700	954,100	122,500
High-Grade Stockpile	14,000	10.09	88	11.26	4,500	39,600	5,000
Low-Grade Stockpile	435,000	0.53	5	0.59	7,300	63,900	8,200
Isabella Pearl Mine Total	1,357,800	2.78	24	3.11	121,500	1,057,600	135,700

Notes to the 2021 P&P reserves:

1.	Metal prices used for P&P reserves were $1,738 per ounce of gold and $23.22 per ounce of silver. These prices reflect the consensus 2022-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, November 30, 2021).
2.	Precious metal gold equivalent is 74.85:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2021 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2020, our estimate of P&P reserves was:

				Precious			Precious
				Metal			Metal
				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	684,500	5.77	39	6.23	126,900	867,200	137,200
Probable	595,600	1.71	10	1.83	32,700	187,800	34,900
Proven and Probable Total	1,280,100	3.88	26	4.18	159,600	1,055,000	172,100
Low-Grade Stockpile	582,600	0.51	3	0.54	9,600	50,700	10,200
Isabella Pearl Mine Total	1,862,700	2.83	18	3.04	169,200	1,105,700	182,300

Notes to the 2020 P&P reserves:

1.	Metal prices used for P&P reserves were $1,477 per ounce of gold and $17.47 per ounce of silver. These prices reflect the three-year trailing average prices for gold and silver.
2.	Precious metal gold equivalent is 84.54:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to precious metal gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.38 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2020 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.
8.	100% of the pit constrained Mineralized Material was converted to reserves.

Mineral Resources Exclusive of Mineral Reserves (metric units)

A Mineral Resource is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no guarantee that all or any part of the mineral resource will be converted into mineral reserves. Confidence in the estimate of Inferred Mineral Resources is insufficient to allow the meaningful application of technical and economic parameters.

As of December 31, 2021, our estimate of Mineral Resources was:

				Precious			Precious
				Metal			Metal
				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Measured and Indicated Resources
Isabella Pearl Mine
Oxide
Measured	89,000	2.38	55	3.11	6,800	157,600	8,900
Indicated	357,600	0.99	9	1.10	11,300	96,200	12,600
Measured and Indicated Oxide Total	446,600	1.26	18	1.50	18,100	253,800	21,500
Sulfide
Measured	110,600	4.98	57	3.11	17,700	180,100	20,100
Indicated	40,800	3.79	48	1.10	5,000	62,700	5,800
Measured and Indicated Sulfide Total	151,400	4.66	50	5.32	22,700	242,800	25,900
Isabella Pearl Mine Measured and Indicated Total	598,000	2.12	26	2.47	40,800	496,600	47,400
Golden Mile Property
Oxide
Measured	—	—	—	—	—	—	—
Indicated	2,160,000	1.13	—	—	78,500	—	—
Measured and Indicated Oxide Total	2,160,000	1.13	—	—	78,500	—	—
Measured and Indicated Total	2,758,000	1.35	—	—	119,300	496,600	—
Inferred Resources
Isabella Pearl Mine
Oxide Inferred	259,400	1.30	12	1.46	10,900	102,800	12,300
Sulfide Inferred	28,800	3.77	56	4.52	3,500	51,600	4,200
Isabella Pearl Mine Inferred Total	288,200	1.55	17	1.78	14,400	154,400	16,500
Golden Mile Property
Oxide Inferred	2,400,000	1.10	—	—	84,500	—	—
Golden Mile Inferred Total	2,400,000	1.10	—	—	84,500	—	—
Inferred Total	2,688,200	1.15	—	—	98,900	154,400	—

Notes to the 2021 Mineral Resources:

1.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide and 0.34 g/t Au for Golden Mile Property Oxide.
2.	Whole block diluted estimates are reported within an optimized pit shell.
3.	Mineral Resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.

No previous Mineral Resource estimates have been disclosed for comparison.

Future Exploration

Our properties are being explored at various stages at any given time. During the twelve months ending December 31, 2022, we anticipate spending approximately $5.7 million for exploration activities. Our primary focus in 2022 for our drill programs include testing exploration targets along the mineralized trend and structural corridor where our Isabella Pearl mine is located, planned delineation and expansion drilling of the known mineralized zones at Golden Mile and exploration drilling at our East Camp Douglas property. Exploration expenditures may be modified depending on exploration results, metal market conditions and available capital.

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

As of February 28, 2022 the closing price of our common stock was $6.36.

Number of Holders

As of February 28, 2022, we had 23,997,876 shares of our Common Stock issued and outstanding, held by 252 shareholders of record, with others holding shares in street name.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, Colorado 80111 and its telephone number is (303) 262-0600.

Dividends

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. We instituted a monthly dividend in April 2021 and we returned over $7.3 million to our shareholders in consecutive monthly dividends in 2021. Regular dividends should not be considered a prediction or guarantee of future dividends and payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Other Stockholder Matters

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  See “Cautionary Statement” in the forepart of this report. Our actual future results or actions may differ materially from these forward-looking statements for many reasons, including but not limited to the risks described in “Risk Factors” and elsewhere in this annual report and other reports filed by us with the SEC. This discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included in this report and with the understanding that our actual future results may be materially different from what we currently expect.

Introduction

We were incorporated in Colorado, U.S.A. and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLMC”) and Golden Mile Minerals Corp. (“GMMC”).  WLMC, CLH, CLMC, and GMMC are wholly-owned subsidiaries of GRCN. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Spin-Off from Gold Resource Corporation

Prior to December 31, 2020, we were a subsidiary of Gold Resource Corporation (“GRC”). On December 31, 2020, GRC completed the spin-off of our shares of common stock, which separated our business, activities and operations into a separate, public company.  The spin-off was effected by the distribution of all of our outstanding shares of common stock to GRC’s shareholders. GRC’s shareholders received one share of our common stock for every 3.5 shares of GRC’s common stock held as of December 28, 2020.

In February 2021, we began trading on the OTC Market operated by the OTC Markets Group under the ticker symbol "FRTT". Subsequently the symbol was changed to “FTCO”. Our common stock was subsequently up listed to the OTCQB on March 5, 2021.

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2021 and 2020, including GRCN prior to it becoming Fortitude Gold’s wholly-owned subsidiary on August 18, 2020. It also analyzes our financial condition at December 31, 2021.

2021 Financial Results and Highlights

●	$17.9 million net income or $0.75 per share;
●	$40.0 million cash balance on December 31, 2021;
●	$82.1 million net sales;
●	Exceeded annual outlook with record gold production;
●	46,459 gold ounces and 44,553 silver ounces produced;
●	$7.3 million cash dividends, three successive increases;
●	3.76 g/t average open pit grade mined;
●	$76.0 million working capital;
●	$40.6 million mine gross profit;
●	$24.7 million cash from operating activities;
●	$705 per ounce total all in sustaining cost;
●	104% exploration spending increase; and
●	Released initial resource on the Golden Mile Property.

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2021	2020
Ore mined
Ore (tonnes)	598,345	643,518
Gold grade (g/t)	3.76	2.42
Low-grade stockpile
Ore (tonnes)	8,600	160,739
Gold grade (g/t)	0.33	0.52
Pre-strip waste	—	1,346,316
Waste (tonnes)	7,159,740	4,930,262
Metal production (before payable metal deductions)(1)
Gold (ozs.)	46,459	29,479
Silver (ozs.)	44,553	28,359
(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

	Year ended December 31,
	2021	2020
Metal sold
Gold (ozs.)	45,891	29,929
Silver (ozs.)	43,189	29,129
Average metal prices realized (1)
Gold ($per oz.)	1,795	1,813
Silver ($per oz.)	24.74	21.12
Precious metal gold equivalent ounces sold
Gold Ounces	45,891	29,929
Gold Equivalent Ounces from Silver	595	339
	46,486	30,268

Total cash cost before by-product credits per gold ounce sold	$610	$949
Total cash cost after by-product credits per gold ounce sold	$587	$928
Total all-in sustaining cost per gold ounce sold	$705	$952
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Sales, net.  For the year ended December 31, 2021, net sales were $82.1 million as compared to $54.0 million for the same period in 2020.  The increase in is primarily attributable to higher sales volumes. For the year ended December 31, 2021, gold sales volumes increased 53% from the same period in 2020 as a result of higher-grade ore mined and processed.

Mine cost of sales. For the year ended December 31, 2021, mine cost of sales totaled $41.5 million compared to $37.8 million for the same period in 2020. The change is mainly attributable to higher depreciation and amortization expenses due to an increase in sales volumes in 2021 as compared to 2020. The increase in depreciation and amortization was slightly offset by lower production costs as there was no net realizable value expense related to our inventory in 2021, whereas in 2020, we recorded a $3.6 million adjustment.

Mine gross profit. For the year ended December 31, 2021, mine gross profit totaled $40.6 million compared to $16.2 million for the same period in 2020. The change is attributable to higher sales volumes and higher average realized prices for gold and silver, resulting in a lower cash cost after by-products per gold ounce sold.  The lower cash cost per ounce is due to mining efficiencies and higher-grade ore mined in 2021 as compared to 2020 as well as no net realizable value expense related to our inventory in 2021 as noted above.

General and administrative. For the year ended December 31, 2021, general and administrative expenses totaled $11.4 million as compared to $2.9 million for the same period in 2020.  The increase was primarily the result of non-recurring stock-based compensation and onboarding incentive compensation totaling $5.5 million relating to building out the Company’s staffing needs post Spin-Off which was recognized in the first quarter.  While the Company anticipated working under the MSA for a longer period, the Company believed it would be prudent to fully staff up during the first quarter.  On April 21, 2021, the Company was delivered official notice from GRC that the MSA was being canceled. See Note 2 to the Consolidated Financial Statements.

Exploration expenses.  For the year ended December 31, 2021, property exploration expenses totaled $5.4 million as compared to $2.6 million for the same period of 2020. The increase of $2.8 million is the result of increased drilling and other exploration activities at the Golden Mile and Isabella Pearl (Scarlet target) projects.

Other expense, net. For the year ended December 31, 2021, other expense, net of $0.2 million did not materially change from $0.2 million for the same period in 2020.

Income and mining tax expense. For the year ended December 31, 2021, income and mining tax expense was $5.7 million as compared to $0.2 million for the same period in 2020.  The increase is the result of our increased income before income and mining taxes and increased Nevada net proceeds of minerals tax as a result of increases metal sales. See Note 5 in Item 8. Financial Statements and Supplementary Data.

Net income. For the year ended December 31, 2021 we recorded a net income of $17.9 million as compared to $10.2 million in the corresponding period for 2020. The increase is due to the changes in our consolidated results of operations as discussed above.

COVID-19 Update

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States, instituted restrictions on travel, public gatherings, and certain business operations.

During 2021 and 2020, and as of the date of this report, the mining industry is listed as an essential business in the state of Nevada.  Accordingly, we continue to operate the Isabella Pearl Mine while utilizing safety measures and protocols. In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. As our non-mining workforce is able to work remotely using various technology tools, we have been able to maintain our operations and internal controls over financial reporting and disclosures.

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

AISC includes total cash cost after by-product credits plus other costs related to sustaining production, including sustaining exploration expenses and sustaining capital expenditures. We determined sustaining capital expenditures as those capital expenditures that are necessary to maintain current production and execute the current mine plan.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Year ended December 31,
	2021	2020

	(in thousands)
Total cash cost after by-product credits	$26,942	$27,792
Treatment and refining charges	(281)	(297)
Depreciation and amortization	14,728	10,241
Reclamation and remediation	156	48
Total consolidated mine cost of sales	$41,545	$37,784

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC:

	Year ended December 31,
	2021	2020

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$28,011	$28,407
By-product credits (2)	(1,069)	(615)
Total cash cost after by-product credits	$26,942	$27,792
Sustaining capital expenditures	4,029	372
Sustaining exploration expenses	1,405	336
Total all-in sustaining cost	$32,376	$28,500

Gold ounces sold	45,891	29,929

Total cash cost before by-product credits per gold ounce sold	$610	$949
By-product credits per gold ounce sold (2)	(23)	(21)
Total cash cost after by-product credits per gold ounce sold	587	928
Other sustaining expenditures per gold ounce sold (3)	118	24
Total all-in sustaining cost per gold ounce sold	$705	$952
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold:

	Year ended December 31,
	2021	2020

	(in thousands)
By-product credits by dollar value:
Silver sales	$1,069	$615
Total sales from by-products	$1,069	$615

	Year ended December 31,
	2021	2020

	(in thousands)
By-product credits:
Silver sales	$23	$21
Total by-product credits	$23	$21

Liquidity and Capital Resources

Through December 31, 2020, our primary source of liquidity during development, construction and ramp up stages of the Isabella Pearl Mine was cash contributions from GRC. Since December 31, 2020, our liquidity has largely been impacted through operating activities. As production and sales from Isabella Pearl have continued to increase, so has our cash position. As of December 31, 2021, we had a cash position of $40.0 million compared to $27.8 million at December 31, 2020. The increase is primarily due to increased cash from operations.

As of December 31, 2021, we had positive working capital of $76.0 million, representing an increase of $34.1 million from a working capital balance of $41.9 million at December 31, 2020. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of December 31, 2021, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Cash and cash equivalents as of December 31, 2021 increased to $40.0 million from $27.8 million as of December 31, 2020, a net increase in cash of $12.2 million. The increase is primarily due to cash from operations, which was offset by cash spent on capital expenditures at Isabella Pearl, including the heap leach pad expansion, as well as $7.3 million cash paid for shareholder dividends.

Net cash provided by operating activities for the year ended December 31, 2021 was $24.7 million, compared to $13.0 million for the year ended December 31, 2020. The primary difference is due to increased net income.

Net cash used in investing activities for the year ended December 31, 2021 was $4.5 million compared to $6.5 million during the same period in 2020. The decrease is primarily due to the completion of phase one Pearl mine development in 2020.

Net cash used in financing activities was $7.9 million for the year ended December 31, 2021 compared to $20.4 million net cash provided by financing activities for the year ended December 31, 2020.  The net change is due to dividend payments in 2021, whereas in 2020, financing activities were substantially comprised of capital contributions from GRC. No such contributions were made in 2021.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had a $7.5 million off-balance sheet arrangement consisting of a $12.2 million surety bond off-set by a $4.7 million Reclamation Liability for future reclamation obligations for Isabella Pearl.

Accounting Developments

Recently issued accounting pronouncements have been evaluated and do not presently impact our financial statements and supplemental data.

COVID-19 Assessment

In light of the COVID-19 pandemic, we have reviewed and evaluated our long-lived assets for events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. As of December 31, 2021, we determined that no impairment indicators existed at the balance sheet date, as the pandemic-related restrictions are viewed as temporary and are not expected to have a material impact on our ability to recover the carrying amounts of our long-lived assets.

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

The metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. We recorded write-downs to reduce the carrying value of leach pad inventory at our Isabella Pearl Mine to net realizable value of $3.6 million in 2020, as a component of Production Costs. These write-downs were primarily due to the expected lower realized ore grade during the ramp-up stage of the mining and processing activities. No net realizable value write-downs occurred in 2021.

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

Stock-based compensation expense is recorded over the requisite service period of the award on a straight-line basis. We recognize forfeitures as they occur.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortitude Gold Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Haynie and Company

We have served as the Company’s auditor since 2021.

Salt Lake City, Utah

March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Fortitude Gold Corporation (the “Company”) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year the ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 Related Party Transactions to the financial statements, the Company has had expense allocations and capital contributions from Gold Resource Corporation. Our opinion is not modified with respect to this matter.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 24, 2021

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$40,017	$27,774
Accounts receivable	238	145
Inventories	37,550	23,051
Prepaid taxes	1,289	—
Prepaid expenses and other current assets	2,228	1,962
Total current assets	81,322	52,932
Property, plant and mine development, net	37,226	50,990
Operating lease assets, net	463	6,198
Deferred tax assets	509	959
Other non-current assets	2,909	1,946
Total assets	$122,429	$113,025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,127	$1,715
Loans payable, current	87	665
Finance lease liabilities, current	23	398
Operating lease liabilities, current	463	6,198
Mining taxes payable	1,699	1,001
Other current liabilities	912	1,092
Total current liabilities	5,311	11,069
Asset retirement obligations	4,725	3,844
Loans payable, long-term	30	117
Finance lease liabilities, long-term	15	27
Total liabilities	10,081	15,057
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2021 and nil shares authorized and outstanding at December 31, 2020	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 23,961,208 shares outstanding at December 31, 2021 and 21,211,208 shares outstanding at December 31, 2020	240	212
Additional paid-in capital	103,476	99,682
Retained earnings (accumulated deficit)	8,632	(1,926)
Total shareholders' equity	112,348	97,968
Total liabilities and shareholders' equity	$122,429	$113,025

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2021 and 2020

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2021	2020
Sales, net	$82,109	$53,967
Mine cost of sales:
Production costs	26,661	27,495
Depreciation and amortization	14,728	10,241
Reclamation and remediation	156	48
Total mine cost of sales	41,545	37,784
Mine gross profit	40,564	16,183
Costs and expenses:
General and administrative expenses	11,443	2,882
Exploration expenses	5,396	2,648
Other expense, net	190	233
Total costs and expenses	17,029	5,763
Income before income and mining taxes	23,535	10,420
Mining and income tax expense	5,669	203
Net income	$17,866	$10,217
Net income per common share:
Basic	$0.75	$0.48
Diluted	$0.74	$0.48
Weighted average shares outstanding:
Basic	23,875,631	21,211,208
Diluted	24,108,365	21,211,208

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2021 and 2020

(U.S. dollars in thousands, except share amounts)

	Years Ended December 31, 2021 and 2020
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2019 (GRCN)	10,000	$—	$78,083	$(12,143)	$65,940
Capital contributions by Parent	—	—	21,811	—	21,811
Issuance of shares under private placement	21,211,208	212	(212)	—	—
Net income	—	—	—	10,217	10,217
Balance, December 31, 2020 (Fortitude)	21,221,208	$212	$99,682	$(1,926)	$97,968

Balance, December 31, 2020 (Fortitude)	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,250,000	23	3,382	—	3,405
Issuance of shares under private placement	500,000	5	495	—	500
Dividends	—	—	—	(7,308)	(7,308)
True up from spin-off	—	—	(83)	—	(83)
Net income	—	—	—	17,866	17,866
Balance, December 31, 2021 (Fortitude)	23,961,208	$240	$103,476	$8,632	$112,348

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2021 and 2020

(U.S. dollars in thousands)

	Year ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$17,866	$10,217
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	14,859	10,377
Stock-based compensation	3,405	—
Deferred taxes	450	(959)
Reclamation and remediation accretion	156	48
Other operating adjustments	(303)	—
Changes in operating assets and liabilities:
Accounts receivable	(93)	(145)
Inventories	(10,866)	(2,300)
Prepaid expenses and other current assets	(266)	(1,643)
Other non-current assets	19	(2,085)
Accounts payable and other accrued liabilities	29	(1,508)
Income and mining taxes payable	(591)	1,001
Net cash provided by operating activities	24,665	13,003

Cash flows from investing activities:
Capital expenditures	(4,546)	(6,488)
Net cash used in investing activities	(4,546)	(6,488)

Cash flows from financing activities:
Contributions from GRC	—	21,711
Dividends paid	(7,308)	—
Issuance of common stock	500	—
Repayment of loans payable	(665)	(879)
Repayment of capital leases	(403)	(439)
Net cash (used in) provided by financing activities	(7,876)	20,393

Net increase in cash and cash equivalents	12,243	26,908
Cash and cash equivalents at beginning of period	27,774	866
Cash and cash equivalents at end of period	$40,017	$27,774

Supplemental Cash Flow Information
Interest expense paid	$26	$86
Income and mining taxes paid	$5,893	$—
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$503	$(1,544)
Change in estimate for asset retirement costs	$794	$1,159
Stock contributed from Parent	$—	$100
Equipment purchased under finance lease	$16	$—
Right-of-Use assets acquired through operating lease	$1,820	$7,265

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

In February 2021, FGC began trading on the OTC Market under the ticker symbol “FRTT”. Subsequently the symbol was changed to “FTCO” and was up listed to the OTCQB in March 2021.

FGC is a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries GRCN, Walker Lane Minerals Corp. (“WLMC”), County Line Holdings, Inc., and County Line Minerals Corp. All significant intercompany balances and transactions have been eliminated.

The consolidated balance sheet as of December 31, 2020 and statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2020 have been have been prepared on a “carve-out” basis to include allocations of certain expenses for human resources, accounting, and other services, plus share-based compensation allocated from GRC. The expense allocations have been determined on basis that the Company and GRC consider to be reasonable reflections of the utilization of services, or the benefits provided.  In addition, the assets and liabilities include only those assigned to the carve-out entities. The allocations and related estimates and assumptions are described more fully in Note 2, Related Party Transactions. Further, the consolidated financial statements as of and for the year ended December 31, 2020 do not necessarily reflect what the results of operations, financial position, or cash flows would have been had the Company been a separate entity nor are they indicative of the future results of the Company. The Company’s consolidated balance sheet as of December 31, 2020, reflects the consolidated balance sheet of FGC and its subsidiaries, while the consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2020 have been derived from the accounting records of GRC and should be read with the accompanying notes thereto.

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

During the year ended December 31, 2021, the COVID-19 pandemic has had a material impact on the global economy, the scale and duration of which remain uncertain. The Company remained fully operational during 2021, however, the future impact of this pandemic could include temporary or sustained site closures, significant COVID-19 specific costs, volatility in the prices for gold and other metals, logistical challenges shipping the Company’s products, additional travel restrictions, other supply chain disruptions and workforce interruptions, including loss of life. Depending on the duration and extent of the impact of COVID-19 and the success of a widely available vaccine, this could materially impact the Company’s results of operations, cash flows and financial condition and could result in material impairment charges to the Company’s property, plant and mine development, net; inventories; stockpiles and ore on leach pads; and deferred income tax assets. As the situation continues to evolve, the Company will continue to closely monitor market conditions and respond accordingly. The Company has completed various scenario planning analyses to consider potential impacts of COVID 19 on its business, including volatility in commodity prices, temporary disruptions and/or curtailments of operating activities (voluntary or involuntary). The Company believes that its operations will be sufficient for the foreseeable future, although there is no assurance that will be the case.

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

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 4 for current and long-term balances as of December 31, 2021 and 2020.

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

Stock-Based Compensation

The Company records stock-based compensation awards exchanged for employee services at fair value on the date of the grant and expenses the awards in the consolidated statements of operations over the requisite employee service period on a straight-line basis over the vesting period. The Company recognizes forfeitures as they occur. The Company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, and related tax impacts.

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

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2021 and 2020 net sales with one customer accounting for 96% of net sales in both 2021 and 2020.

2. Related Party Transactions

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the Spin-Off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and may be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the year ended December 31, 2021, the Company recognized $0.4 million of expense related to the MSA.

Prior to the Spin-Off, GRC provided human resources, information technology, accounting, legal, technical, and other services to the Company. The Company obtained its business insurance under GRC. The accompanying Consolidated Statements of Operations, Shareholder’s Equity and Consolidated Statement of Cash Flows for the year ended December 31, 2020, include allocations of all of these expenses. The allocation method calculates the appropriate share of overhead cost to the Company by using time spent by GRC employees. The Company believes the allocation methodology used is reasonable, has been consistently applied, and results in an appropriate allocation of costs incurred. However, these allocations may not be indicative of the cost had the Company been a stand-alone entity or of future services. GRC allocated $2.8 million for the year ended December 31, 2020. These costs were treated as capital contributions from GRC in the accompanying 2020 financial statements. In addition, the Company received cash contributions from GRC to help fund its operations and mine development, which are not expected to be repaid and are treated as capital contributions. For year ended December 31, 2020, the Company received total capital contributions from GRC of $21.8 million inclusive of allocated costs described above.

3. Revenue

The following table presents the Company’s net sales disaggregated by source:

	Year ended
	December 31,
	2021	2020

	(in thousands)
Sales, net
Gold doré sales	$82,390	$54,264
Less: Refining charges	(281)	(297)
Total sales, net	$82,109	$53,967

4. Inventories

At December 31, 2021 and December 31, 2020, current inventories consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Stockpiles	$5,839	$6,269
Leach pad	31,119	16,636
Doré	434	19
Subtotal - product inventories	37,392	22,924
Materials and supplies	158	127
Total	$37,550	$23,051

In addition to the inventory above, as of December 31, 2021 and December 31, 2020, the Company has $2.6 million and $1.6 million, respectively, of low-grade ore stockpile inventory included in other non-current assets on the accompanying Consolidated Balance Sheets.

For the year ended December 31, 2020 the Company recorded $3.6 million in net realizable value (“NRV”) inventory adjustments. No NRV adjustments were recorded in 2021.

5. Income Taxes

The Company files a consolidated U.S. income tax return. The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740. At the federal level, the Company’s income (loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada. For financial reporting purposes, the Company recorded net income before income taxes of $23.5 million and $10.4 million for the years ended December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the Company had $5.2 million and $1.2 million of current tax expense, respectively. As a result of the spinoff from GRC, $(0.1) million and $0.2 million in federal current tax (benefit)/expense resulted in an adjustment to additional paid in capital and did not generate a tax payable in 2021 and 2020, respectively.

	Year ended December 31,
	2021	2020

	(in thousands)
Current taxes
Federal	$3,000	$161
State	2,219	1,001
Total current taxes	$5,219	$1,162

Deferred taxes
Federal	$450	$(959)
State	—	—
Total deferred taxes	$450	$(959)
Total income and mining taxes	$5,669	$203

The provision for income taxes for the years ended December 31, 2021 and 2020, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended December 31,
	2021	2020

	(in thousands)
Tax at statutory rates	$4,943	$2,188
Change in valuation allowance	—	(2,063)
Nevada net proceeds of minerals tax, net	1,753	791
Depletion in excess of basis	(1,584)	(623)
Nondeductible Compensation	576	—
Other	(19)	(90)
Total income and mining tax expense	$5,669	$203

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets
Property and equipment	$2,434	1,873
Lease liabilities	97	1,302
Stock compensation	31	—
Total deferred tax assets	2,562	3,175
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$2,562	$3,175

Deferred tax liabilities
Lease assets	$(97)	$(1,302)
Inventory	(1,956)	(914)
Total deferred tax liabilities	$(2,053)	$(2,216)

Net deferred tax asset	$509	$959

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company removed the valuation allowance on its deferred tax assets in 2020 as a result of significant taxable income in the year and the strong likelihood of utilization of its net deferred tax assets as a result of continuing operations. The Company continues to evaluate the realizability of deferred tax assets.

As of both December 31, 2021 and 2020, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Contractor advances	$1,831	$1,670
Prepaid insurance	250	195
Other current assets	147	97
Total	$2,228	$1,962

7. Property, Plant and Mine Development, net

At December 31, 2021 and December 31, 2020, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Asset retirement costs	$4,382	$3,588
Construction-in-progress	3,891	195
Furniture and office equipment	410	324
Leach pad and ponds	5,649	5,649
Land	25	13
Light vehicles and other mobile equipment	463	435
Machinery and equipment	15,143	14,311
Mill facilities and infrastructure	7,729	7,669
Mineral interests and mineral rights	18,928	18,878
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1) (2)	81,050	75,492
Accumulated depreciation and amortization	(43,824)	(24,502)
Total	$37,226	$50,990
(1)	Includes $0.1 million and $1.8 million of assets recorded under finance leases at December 31, 2021 and 2020, respectively. Please see Note 12 for additional information.
(2)	Includes capital expenditures in accounts payable of $1.1 million and $0.6 at December 31, 2021 and 2020, respectively.

For the years ended December 31, 2021 and 2020, the Company recorded depreciation and amortization expense of $14.9 million and $10.4 million, respectively.

8. Other Current Liabilities

At December 31, 2021 and December 31, 2020, other current liabilities consisted of the following:

	December 31,	December 31,
	2021	2020

	(in thousands)
Accrued royalty payments	$435	$718
Accrued property and excise taxes	461	353
Other accrued expenses	16	21
Total	$912	$1,092

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020

	(in thousands)
Asset retirement obligation – balance at beginning of period	$3,844	$2,486
Changes in estimate	794	1,159
Payments	(220)	—
Accretion	307	199
Asset retirement obligation – balance at end of period	$4,725	$3,844

As of December 31, 2021 the Company had a $7.5 million off-balance sheet arrangement consisting of a $12.2 million surety bond off-set by a $4.7 million asset retirement for future reclamation obligations for Isabella Pearl. As of December 31, 2020, the Company had a $5.4 million off-balance sheet arrangement consisting of a $9.2 million surety bond off-set by a $3.8 million asset retirement obligation for future reclamation obligations for Isabella Pearl. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Loans Payable

The Company has financed certain equipment purchases on a long-term basis. The loans bear annual interest at rates ranging from 3% to 4.48%, are collateralized by the equipment, and require monthly principal and interest payments of $0.01 million. As of December 31, 2021, and December 31, 2020, there was an outstanding balance of $0.1 million and $0.8 million, respectively. Scheduled remaining minimum repayments are $0.1 million in 2022. The fair value of the loans payable, based on Level 2 inputs, approximated the outstanding balance at both December 31, 2021 and December 31, 2020. See Note 15 for the definition of a Level 2 input.

11. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 12 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of December 31, 2021, total estimated contractual payments remaining, excluding embedded lease payments, are $0.6 million for the year ended December 31, 2022.

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

The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of December 31, 2021 is 0.08 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2021 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease for its mining equipment in its Contract Mining Agreement for its Isabella Pearl Mine, which was renewed for a three-month period in October 2021 resulting in the recognition of a $1.8 million right-of-use asset and corresponding $1.8 operating lease liability. The Company’s lease payments for its mining equipment are determined by tonnage hauled. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the year ended December 31, 2021, the Company capitalized variable lease costs of $8.2 million to Inventory and nil to Property, plant, and mine development. During the year ended December 31, 2020, the Company capitalized variable lease costs of $6.4 million to Inventory and $1.5 million to Property, plant, and mine development.

Maturities of operating lease liabilities as of December 31, 2021 are as follows (in thousands)

Year Ending December 31:
2022	$466
Thereafter	—
Total lease payments	466
Less imputed interest	(3)
Present value of minimum payments	463
Less: current portion	(463)
Long-term portion of minimum payments	$—

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.48% and require monthly principal, interest, and sales tax payments of $0.04 million. The weighted average discount rate for the Company’s finance leases is 4.48%. Scheduled minimum annual payments as of December 31, 2021 are as follows (in thousands):

Year Ending December 31:
2022	$23
2023	13
2024	4
2025	—
Thereafter	—
Total minimum obligations	40
Less: interest portion	(2)
Present value of minimum payments	38
Less: current portion	(23)
Long-term portion of minimum payments	$15

The weighted average remaining lease term for the Company’s finance leases as of December 31, 2021 is 1.88 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,228	$6,382
Operating cash flows from finance leases	12	36
Investing cash flows from operating lease	—	1,452
Financing cash flows from finance leases	403	439

13. Other Expense, Net

For the years ended December 31, 2021 and 2020, other expense, net consisted of the following:

	Year ended
	December 31,
	2021	2020

	(in thousands)
Interest expense	$129	$143
Charitable contributions	71	100
Other income	(10)	(10)
Total	$190	$233

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of December 31, 2021, potentially dilutive securities representing 90,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended
	December 31,
	2021	2020
Net income (in thousands)	$17,866	$10,217
Basic weighted average shares of common stock outstanding	23,875,631	21,211,208
Diluted effect of share-based awards	232,734	—
Diluted weighted average common shares outstanding	24,108,365	21,211,208
Net income per share:
Basic	$0.75	$0.48
Diluted	$0.74	$0.48

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2021 and December 31, 2020:

	December 31,	December 31,
	2021	2020	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$40,017	$27,774	Level 1
Accounts receivable	238	145	Level 2
Loans payable	$117	$782	Level 2

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

16. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

Stock Grants

During the year ended December 31, 2021, in conjunction with its staffing process post Spin-Off, the Company issued 2,250,000 shares of its common stock to officers, directors, management and other key personnel.  These shares immediately vested and had a weighted average fair value $1.45 per share. No shares were issued during year ended December 31, 2020.

Stock Options

A summary of stock option activity under the Incentive Plan for the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	-	$-	-	$-
Granted	462,000	2.12	-	-
Forfeited	(40,000)	1.00	-	-
Outstanding as of December 31, 2021	422,000	$2.23	4.11	$1,852

No options were vested and exercisable as of December 31, 2021.

The weighted-average fair value of options per share granted during the year ended December 31, 2021 was $1.24. No stock options were issued during the year ended December 31, 2020.

No stock options were exercised during the years ended December 31, 2021 and 2020.

The Company utilizes the simplified method to determine expected life because of a lack of sufficient exercise history. The weighted average assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Year ended December 31,
	2021	2020
Risk-free interest rate	0.35%	-%
Dividend yield	0.68%	-%
Expected volatility	73.88%	-%
Expected life in years	3.5	-

As of December 31, 2021, there was $0.4 million of total unrecognized expense related to stock options, which is being amortized through 2024.

The following table summarizes information about stock options outstanding at December 31, 2021:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.00 - $5.48	422,000	4.11	$2.23	-	$-
	422,000	4.11	$2.23	-	$-

Stock-Based Compensation Expense

Stock-based compensation is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. For the year ended December 31, 2021, the Company recorded $3.4 million of stock-based compensation.  For the year ended December 31, 2020, the Company recognized $0.7 million of stock-based compensation expenses allocated from GRC, as described in Note 2, for options and restricted stock units granted under GRC’s equity incentive plan.

17. Shareholder’s Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the year ended December 31, 2021, the Company declared and paid dividends of $7.3 million or $0.30 per share.

See Note 16 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 25, 2021, our Board of Directors dismissed Plante & Moran PLLC (“Plante Moran”) and engaged Haynie and Company (“Haynie”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2021. The audit reports of Plante Moran on our consolidated financial statements as of and for the years December 31, 2020 and 2019, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the two fiscal years ended December 31, 2020 and 2019, and in the interim period up to March 25, 2021, there were no (1) disagreements between us and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference thereto in their reports on the consolidated financial statements for such years, or (2) “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2020 and 2019, and in the interim period up to March 25, 2021, we have not consulted with Haynie regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided by Haynie to us that was an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issue; or (2) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of March 1, 2022 are as follows:

Name	Age	Position
Jason Reid	48	President, Chief Executive Officer and Director
Bill M. Conrad	65	Chairman of the Board of Directors
John Labate	73	Chief Financial Officer
Barry Devlin	64	Vice President of Exploration
Gregory Patterson	52	Vice President of Corporate Development

Jason D. Reid serves as Chief Executive Officer and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where Jason previously served for over 14 years including CEO, President and Director positions. Jason joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Jason was part of a management team that took GRC from an exploration stage company, to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $116 million in dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Jason was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College. Our Board of Directors believes that Mr. Reid’s experience founding and operating his own business, as well as over fifteen years of mining industry experience, significant participation in the development of business strategy and decision-making for the Company provides him with the appropriate experience and qualifications to serve as a member of our Board.

Bill M. Conrad serves as Chairman of Fortitude Gold Corporation.  He previously served on the Board of Directors of Gold Resource Corporation (NYSE American: GORO) for 15 years, where he held several positions including Lead Independent Director, Audit Committee Chairman, Compensation Committee Chairman, Nominating and Governance Committee Chairman as well as the Chairman of the Board of Directors from 2014 to 2021. Over the past 35 years, Mr. Conrad has served as an executive officer and director of numerous private and publicly traded companies.  In 1990, Mr. Conrad cofounded MCM Capital Management, Inc., a private management consulting firm which assisted private and public companies with management, financial needs, mergers, acquisitions, public and private markets, and funding and finance sources.  Mr. Conrad also served as a Director of Synergy Resources Corp. (NYSE American: SYRG & SRCI) from 2008 until 2017, an oil and gas company operating in the DJ Basin of Colorado.  Mr. Conrad was a member of the Audit Committee, member of the Nominating Committee and Chairman of the compensation committee during his tenure at SYRG. Mr. Conrad's expertise is primarily focused in the areas of financial management, accounting principles, financial statements and corporate development. Our Board believes that the management and corporate finance experience developed by Mr. Conrad over 35 years serving as an executive officer and director of numerous private and publicly-traded companies, his extractive industry experience, as well as his familiarity with relevant accounting principles and financial statement presentation, qualifies Mr. Conrad to serve as a director.

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

Gregory A. Patterson was appointed as our Vice President of Corporate Development on March 1, 2021. Mr. Patterson was the Vice President of Corporate Development for Gold Resource Corporation ("GORO") between October 2013 and February 2021. In this capacity, he managed investor relations for GORO and participated in overall corporate strategy. Prior to joining GORO, Mr. Patterson spent fifteen years in marketing and territory sales management for two manufacturers of precision laboratory instruments. Mr. Patterson holds a Bachelor’s degree in Environmental Biology (1991) from the University of Colorado and is the brother-in-law of Jason Reid, a Director of the Company and the Company's Chief Executive Officer.

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

Board Diversity and Independence

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Company continues to strive to nominate individuals with a variety of backgrounds, industry experience and complementary skills so that, as a group, the Board possesses the appropriate talent, skills, and expertise to oversee our businesses. This assessment includes consideration of independence, expertise, mining and other industry background, age, gender, skills, geographic location and time availability, in the context of the needs of the Board and our Company.

As of February 28, 2022, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason Reid	Non-Independent

The following table summarizes the total compensation for all independent directors serving during 2021:

		Fees Earned
		or paid		Stock	Option	All Other
	Fiscal	in Cash	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year			(1)	(2)		Total
Bill M. Conrad
Chairman of the Board of Directors	2021	$217,250	$805,250	$770,000	$—	$—	$1,792,500
	2020	$—	$—	$—	$—	$—	$—

(1)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(2)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

Item 11. Executive Compensation

General Information

The Board of Directors takes seriously its role in the administration of the Company’s compensation programs and values input from shareholders.

Our named executive officers are compensated through the following three components:

●	Base Salary
●	Short-Term Incentives (cash bonuses)
●	Long-Term Incentives (equity-based awards)
●	Benefits

These components provide a balanced mix of base compensation and compensation that is contingent upon our executive officer’s individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. We want to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. We believe that our shareholders are best served when we can attract and retain talented executives by providing compensation packages that are competitive but fair. The pool of industry experienced individuals is relatively small and competition is fierce among the industry to identify, hire and retain personnel.

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

Long-Term Incentives

Equity incentive awards help to align the interests of our employees with those of our shareholders.  Equity based awards are made under our Equity Incentive Plan. Options are granted with exercise prices equal to the closing price of our common stock on the date of grant and may be subject to a vesting schedule as determined by the Board of Directors which administers the plan.

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

Compensation Table

The following table sets forth in summary form the compensation received by our executive officers for the years ended December 31, 2021 and 2020:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2021	$541,667	$1,463,587	$1,190,000	$—	$8,700	$3,203,954
	2020	$—	$—	$—	$—	$—	$—

John A. Labate
Chief Financial Officer	2021	$216,667	$387,257	$—	$—	$8,700	$612,624
	2020	$—	$—	$—	$—	$—	$—

Barry D. Devlin
Vice President of Exploration	2021	$288,750	$590,797	$—	$—	$8,700	$888,247
	2020	$—	$—	$—	$—	$—	$—

Gregory A. Patterson
Vice President of Corporate Development	2021	$195,833	$487,793	$—	$—	$8,700	$692,326
	2020	$—	$—	$—	$—	$—	$—

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

Employment Contracts

We maintain written employment agreements with each of our named executive officers that became effective March 1, 2021. The employment agreements have a one-year term from their effective date and are automatically renewable for subsequent one-year terms on each successive anniversary of the commencement of employment unless either party gives notice to the other that they do not wish to renew the agreement, provided such notice is given not less than 60 days prior to expiration. In accordance with the terms of the employment agreements, each named executive officer receives base salary and is eligible for incentive compensation in the form of cash bonuses or equity awards. A portion of the short-term incentive compensation earned each year is determined with reference to achievement of certain performance metrics, and the remainder of any incentive compensation earned shall be determined in the discretion of the Board of Directors. Base salaries may be increased from time to time in the discretion of the Board of Directors.

Pursuant to the terms of these employment agreements, our named executive officers would also be entitled to certain payments in the event their employment is terminated under for a “change in control.” In that event, the named executive officer will receive 24 months’ base salary plus the prior two years’ actual or targeted bonuses as a severance payment under the terms set forth in the agreement.

We presently know of no agreements regarding a change in control of the Company. In the event of a change in control in the future, our named executive officers are entitled to certain compensation benefits as described in “Employment Agreements” above.

2021 Grants of Plan-Based Awards

No plan-based awards were made to Named Executive Officer in fiscal 2021 other than a grant of 850,000 shares of our common stock with a fair value of $1,190,000 to Jason D. Reid on January 12, 2021. These shares vested immediately.

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

Our Board of Directors may at any time, and from time to time, amend, terminate, or suspend the Plan in any manner it deems appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted.

Summary

The following shows, as of February 28, 2022 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Options	Issued	Under Plan
Equity Incentive Plan	5,000,000	422,000	2,250,000	2,328,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2021.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	422,000	2.23	2,328,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2021, no director was also an executive officer of another entity, which had one of our executive officers serving as a director of such entity or as a member of the compensation committee of such entity.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of February 28, 2022, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At February 28, 2022, there were 23,997,876 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no restricted stock units or common stock options or warrants exercisable within 60 days of February 28, 2022.

	Number of	Percent of
Name and Address of Beneficial Owner	Shares Owned	Class
Jason Reid 2886 Carriage Manor Point Colorado Springs, CO 80906	1,383,437	6%
Bill M. Conrad 2886 Carriage Manor Point Colorado Springs, CO 80906	625,000	3%
John Labate 2886 Carriage Manor Point Colorado Springs, CO 80906	152,156	1%
Barry Devlin 2886 Carriage Manor Point Colorado Springs, CO 80906	313,529	1%
Gregory Patterson 2886 Carriage Manor Point Colorado Springs, CO 80906	556,636	2%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Change in Independent Auditor

On March 25, 2021, we dismissed Plante & Moran, PLLC (“Plante Moran”) and engaged Haynie and Company (“Haynie”) after evaluating alternative engagements of independent registered public accounting firms, including retaining Plante Moran. The decision to change was not due to any disagreements with Plante Moran and was primarily driven by an effort to align audit costs with expectations for a company of our size. The audit reports of Plante Moran on the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2020 and 2019, there were no disagreements with Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to Plante Moran’s satisfaction would have caused Plante Moran to make reference in connection with their opinion to the subject matter of the disagreement, or reportable events.

During the two most recent years ended December 31, 2020 and 2019 and the interim period up to March 25, 2021, the Company has not consulted with Haynie regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company by Haynie that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or a reportable event.

Fees Paid to Independent Auditor

The following table sets forth the fees billed by our principal auditors in 2021 and 2020 for services rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	Haynie	Plante Moran
	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$100,491	$75,000
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$100,491	$75,000

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal years ended December 31, 2021 and 2020.  Before Plante Moran and Haynie & Company were engaged by us to render audit or non-audit services, the engagements were approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Plante Moran and  Haynie & Company were compatible with maintaining the independence of the respective independent registered public accounting firm.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)

21*	Subsidiaries
23.1*	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
96.1*	Technical Report Summary of the Isabella Pearl Mine
96.2*	Consent of Christopher Emanuel with respect to Technical Report Summary of the Isabella Pearl Mine
96.3*	Consent of Ian H. Crundwell with respect to Technical Report Summary of the Isabella Pearl Mine
96.4*	Consent of Donald E. Hulse with respect to Technical Report Summary of the Isabella Pearl Mine
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2022.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason D. Reid	Chief Executive Officer, President and Director
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors
Bill M. Conrad

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company plans to send a Proxy Statement to its shareholders subsequent to the filing of this 10-K report.