Form 10-K/A
period 2021-12-31
Fortitude Gold Corp
filed 2022-03-03
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Fortitude Gold Corporation. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Form 10-K”).

This Amendment is being filed solely to update the Report of Independent Registered Public Accounting Firm (the “Report”) related to the tenure of Plante & Moran, PLLC (“Plante Moran”) included in the Form 10-K under Item 8. “Financial Statements and Supplemental Data.” The Form 10-K inadvertently included the incorrect tenure of Plante Moran. The sole change in this Amendment is to update the tenure of Plante Moran.

This Amendment consists solely of the preceding cover page, this explanatory note, a replacement Item 8. “Financial Statements and Supplemental Data,” which contains the correct Report, the information required by Item 15 of Form 10-K, a signature page, and new certifications pursuant to the Sarbanes-Oxley Act of 2002. Except as described in this Explanatory Note, this Amendment does not modify, amend, or update any of the financial information or any other information set forth in the Form 10-K.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 2 Related Party Transactions to the financial statements, the Company has had expense allocations and capital contributions from Gold Resource Corporation. Our opinion is not modified with respect to this matter.

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2017 to 2021.

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

See Note 16 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
21†	Subsidiaries
23.1†	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95†	Mine Safety Disclosures
96.1†	Technical Report Summary of the Isabella Pearl Mine
96.2†	Consent of Christopher Emanuel with respect to Technical Report Summary of the Isabella Pearl Mine
96.3†	Consent of Ian H. Crundwell with respect to Technical Report Summary of the Isabella Pearl Mine
96.4†	Consent of Donald E. Hulse with respect to Technical Report Summary of the Isabella Pearl Mine
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Annual Report on Form 10-K/A.

†Previously filed with the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2022.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason D. Reid	Chief Executive Officer, President and Director
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors
Bill M. Conrad

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company plans to send a Proxy Statement to its shareholders subsequent to the filing of this 10-K/A report.