Form 10-Q
period 2022-03-31
Fortitude Gold Corp
filed 2022-05-04
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 3, 2022, the registrant had 24,024,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,305	$40,017
Accounts receivable	18	238
Inventories	42,169	37,550
Prepaid taxes	952	1,289
Prepaid expenses and other current assets	688	2,228
Total current assets	80,132	81,322
Property, plant and mine development, net	37,953	37,226
Operating lease assets, net	—	463
Deferred tax assets	726	509
Other non-current assets	2,925	2,909
Total assets	$121,736	$122,429
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,292	$2,127
Operating lease liabilities, current	—	463
Mining taxes payable	1,462	1,699
Other current liabilities	647	1,022
Total current liabilities	4,401	5,311
Asset retirement obligations	5,120	4,725
Other non-current liabilities	19	45
Total liabilities	9,540	10,081
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,024,542 shares outstanding at March 31, 2022 and 23,961,208 shares outstanding at December 31, 2021	240	240
Additional paid-in capital	103,586	103,476
Retained earnings	8,370	8,632
Total shareholders' equity	112,196	112,348
Total liabilities and shareholders' equity	$121,736	$122,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Sales, net	$15,361	$20,655
Mine cost of sales:
Production costs	5,781	6,086
Depreciation and amortization	2,778	3,647
Reclamation and remediation	47	29
Total mine cost of sales	8,606	9,762
Mine gross profit	6,755	10,893
Costs and expenses:
General and administrative expenses	1,180	6,160
Exploration expenses	2,514	1,317
Other expense, net	17	37
Total costs and expenses	3,711	7,514
Income before income and mining taxes	3,044	3,379
Mining and income tax expense	426	978
Net income	$2,618	$2,401
Net income per common share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
Weighted average shares outstanding:
Basic	23,995,254	23,614,466
Diluted	24,197,423	23,778,014

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2020	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,220,000	22	3,103	—	3,125
Issuance of shares under private placement	500,000	5	495	—	500
Net income	—	—	—	2,401	2,401
Balance, March 31, 2021	23,931,208	$239	$103,280	$475	$103,994

Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	47	—	47
Dividends	—	—	—	(2,880)	(2,880)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	2,618	2,618
Balance, March 31, 2022	24,024,542	$240	$103,586	$8,370	$112,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$2,618	$2,401
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,816	3,677
Stock-based compensation	47	3,125
Deferred taxes	(217)	(27)
Reclamation and remediation accretion	47	—
Other operating adjustments	(18)	17
Changes in operating assets and liabilities:
Accounts receivable	220	(1,514)
Inventories	(2,945)	(1,827)
Prepaid expenses and other current assets	1,540	(180)
Other non-current assets	(16)	(5)
Accounts payable and other accrued liabilities	(122)	1,187
Income and mining taxes payable	100	485
Net cash provided by operating activities	4,070	7,339

Cash flows from investing activities:
Capital expenditures	(4,938)	(104)
Net cash used in investing activities	(4,938)	(104)

Cash flows from financing activities:
Dividends paid	(2,880)	—
Issuance of common stock	—	500
Proceeds from exercise of stock options	63	—
Repayment of loans payable	(21)	(226)
Repayment of capital leases	(6)	(112)
Net cash (used in) provided by financing activities	(2,844)	162

Net (decrease) increase in cash and cash equivalents	(3,712)	7,397
Cash and cash equivalents at beginning of period	40,017	27,774
Cash and cash equivalents at end of period	$36,305	$35,171

Supplemental Cash Flow Information
Income and mining taxes paid	$542	$520
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(86)	$(47)
Change in estimate for asset retirement costs	$314	$92
Right-of-Use assets acquired through operating lease	$1,100	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars. In the opinion of management, all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

2. Related Party Transactions

On December 31, 2020, the Company was spun-off from Gold Resource Corporation (“GRC”). In connection with the spin-off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the spin-off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relations and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and could be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized expense of nil and $0.4 million, respectively, related to the MSA.

3. Revenue

The following table presents the Company’s net sales:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Sales, net
Gold sales	$15,453	$20,701
Less: Refining charges	(92)	(46)
Total sales, net	$15,361	$20,655

4. Inventories

At March 31, 2022 and December 31, 2021, current inventories consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Stockpiles	$5,961	$5,839
Leach pad	33,890	31,119
Doré	1,978	434
Subtotal - product inventories	41,829	37,392
Materials and supplies	340	158
Total	$42,169	$37,550

In addition to the inventory above, as of March 31, 2022 and December 31, 2021, the Company has $2.6 million of low-grade ore stockpile inventory included in other non-current assets.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $0.4 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of March 31, 2022 and December 31, 2021, thus no valuation allowance was determined to be necessary.

As of March 31, 2022, the Company believes that is has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Contractor advances	$99	$1,831
Prepaid insurance	306	250
Other current assets	283	147
Total	$688	$2,228

7. Property, Plant and Mine Development, net

At March 31, 2022 and December 31, 2021, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$4,696	$4,382
Construction-in-progress	5,084	3,891
Furniture and office equipment	430	410
Leach pad and ponds	3,732	5,649
Land	25	25
Light vehicles and other mobile equipment	504	463
Machinery and equipment	15,217	15,143
Process facilities and infrastructure	7,729	7,729
Mineral interests and mineral rights	18,953	18,928
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1)	80,800	81,050
Accumulated depreciation and amortization	(42,847)	(43,824)
Total	$37,953	$37,226
(1)	Includes capital expenditures in accounts payable of $1.0 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.

For the three months ended March 31, 2022 and 2021, the Company recorded depreciation and amortization expense of $2.8 million and $3.7 million, respectively.

8. Other Current Liabilities

At March 31, 2022 and December 31, 2021, other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$439	$435
Accrued property and excise taxes	86	461
Other accrued expenses	122	126
Total	$647	$1,022

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2022 and year ended December 31, 2021:

	March 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement obligation – balance at beginning of period	$4,725	$3,844
Changes in estimate	314	794
Payments	(18)	(220)
Accretion	99	307
Asset retirement obligation – balance at end of period	$5,120	$4,725

As of March 31, 2022, the Company had a $7.1 million off-balance sheet arrangement consisting of a $12.2 million surety bond off-set by a $5.1 million asset retirement for future reclamation obligations for the Company’s Isabella Pearl Mine. As of December 31, 2021, the Company had a $7.5 million off-balance sheet arrangement consisting of a $12.2 million surety bond off-set by a $4.7 million asset retirement obligation for future reclamation obligations for the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of March 31, 2022, total estimated contractual payments remaining, excluding embedded lease payments, are nil for the year ended December 31, 2022. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term.

11. Leases

Operating Leases

Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases as incurred over the lease term. The Company accounts for lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) separately from the non-lease components (e.g., common-area maintenance costs).

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of March 31, 2022 is nil years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of March 31, 2022 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement which was renewed for a three-month period in October 2021. In February 2022, the Company extended the Contract Mining Agreement for another two-month period resulting in the recognition of a $1.1 million right-of-use asset and corresponding $1.1 operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. The Company capitalized variable lease costs of $1.7 million to Inventory during the three months ended March 31, 2022 and 2021. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term for its mining activities at the Isabella Pearl Mine.

Supplemental cash flow information related to the Company’s operating lease is as follows for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,749	$1,693

12. Other Expense, Net

For the three months ended March 31, 2022 and 2021, other expense, net consisted of the following:

	Three months ended
	March 31,
	2022	2021

	(in thousands)
Interest expense	$16	$36
Charitable contributions	2	3
Other income	(1)	(2)
Total	$17	$37

13. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of March 31, 2022 and 2021, potentially dilutive securities representing 100,000 shares and nil shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended
	March 31,
	2022	2021
Net income (in thousands)	$2,618	$2,401
Basic weighted average shares of common stock outstanding	23,995,254	23,614,466
Diluted effect of share-based awards	202,169	163,548
Diluted weighted average common shares outstanding	24,197,423	23,778,014
Net income per share:
Basic	$0.11	$0.10
Diluted	$0.11	$0.10

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$36,305	$40,017	Level 1
Accounts receivable	18	238	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable include amounts due to the Company for deliveries of doré sold to customers, which approximates fair value.

15. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units (“RSUs”), stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

During the three months ended March 31, 2021, in conjunction with its staffing process after the spin-off from GRC, the Company issued 2,220,000 shares of its common stock to officers, directors, management and other key personnel.  These shares immediately vested and had a weighted average fair value $1.40 per share. No shares were issued during the three months ended March 31, 2022.

During the three months ended March 31, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%.  During the three months ended March 31, 2021, the Company issued options to purchase 332,000 shares of its common stock to employees and key personnel other than its officers or directors. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $1.00, expected term of 3.5 years, risk free rate of 0.29%, expected volatility of 73.58%, and an assumed dividend rate of 0%.

 During the three months ended March 31, 2022, stock options to purchase an aggregate of 63,334 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended March 31, 2021.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2022 and 2021, the Company recorded $0.05 and $3.1 million, respectively, of stock-based compensation.

16. Shareholders’ Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the three months ended March 31, 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share. No dividends were paid during the three months ended March 31, 2021.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Colorado corporation and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLMC”), and Golden Mile Minerals Corp. (“GMMC”).  WLMC, CLH, CLMH and GMMC are wholly-owned subsidiaries of GRCN. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Spin-Off from Gold Resource Corporation

Prior to December 31, 2020, we were a subsidiary of Gold Resource Corporation (“GRC”). On December 31, 2020, GRC completed the spin-off of our shares of common stock, which separated our business, activities, and operations into a separate public company.  The spin-off was effected by the distribution of all of our outstanding shares of common stock to GRC’s shareholders. GRC’s shareholders received one share of our common stock for every 3.5 shares of GRC’s common stock held as of December 28, 2020.

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

The following discussion summarizes our results of operations for the three months ended March 31, 2022 and 2021. It also analyzes our financial condition at March 31, 2022. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021, contained in our annual report on Form 10-K for the year ended December 31, 2021.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2022 Financial Results and Highlights

●	$15.4 million net sales
●	$2.6 million net income or $0.11 per share
●	$36.3 million cash balance on March 31, 2022
●	9,875 gold ounces produced
●	2.16 grams per tonne average gold grade mined
●	$75.7 million working capital at March 31, 2022
●	$6.8 million mine gross profit
●	$708 total cash cost after by-product credits per gold ounce sold
●	$848 per ounce total all-in sustaining cost

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended March 31,
	2022	2021
Ore mined
Ore (tonnes)	253,843	156,222
Gold grade (g/t)	2.16	5.03
Low-grade stockpile
Ore (tonnes)	23,490	—
Gold grade (g/t)	0.44	—
Waste (tonnes)	1,252,524	1,375,199
Metal production (before payable metal deductions)(1)
Gold (ozs.)	9,875	11,536
Silver (ozs.)	16,523	7,133

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended March 31,
	2022	2021
Metal sold
Gold (ozs.)	8,297	11,472
Silver (ozs.)	13,928	6,895
Average metal prices realized (1)
Gold ($per oz.)	1,863	1,804
Silver ($per oz.)	23.76	26.23
Precious metal gold equivalent ounces sold
Gold Ounces	8,297	11,472
Gold Equivalent Ounces from Silver	178	100
	8,475	11,572

Total cash cost before by-product credits per gold ounce sold	$748	$550
Total cash cost after by-product credits per gold ounce sold	$708	$534
Total all-in sustaining cost per gold ounce sold	$848	$575

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Sales, net.  For the three months ended March 31, 2022, consolidated sales, net were $15.4 as compared to $20.7 million for the same period in 2021. The decrease is attributable to lower sales volumes. First quarter 2022 gold sales volumes decreased 28% from the same period in 2021 as a result of lower production due to lower-grade ore processed. Mine operations in the first quarter focused primarily on waste removal of the phase one open-pit layback. With phase-one now complete, the Company is now focused on phase-two mining with access to the mine’s high-grade Pearl zone.

Mine gross profit. For the three months ended March 31, 2022, we recorded $6.8 million mine gross profit compared to $10.9 million mine gross profit for the same period in 2021. The change is attributable to lower sales, as mentioned above.

General and administrative. For the three months ended March 31, 2022, general and administrative expenses totaled $1.2 million as compared to $6.2 million for the same period in 2021. The decrease in 2022 was primarily the result of costs incurred in 2021 to fully staff the Company post spin-off as a standalone entity.

Exploration expenses. For the three months ended March 31, 2022, property exploration expenses totaled $2.5 million as compared to $1.3 million for the same period of 2021. The increased exploration expense was the result of drilling at the Golden Mile property to further define the resource and move toward a development decision.

 Other expense, net. For the three months ended March 31, 2022, other expense, net did not materially change from the same period in 2021.

Income and mining tax expense. For the three months ended March 31, 2022, income and mining tax expense was $0.4 million as compared to $1.0 million for the same period in 2021. The decrease is the result of our decreased income before income and mining taxes and decreased Nevada net proceeds of minerals tax as a result of decreased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended March 31, 2022 we recorded net income of $2.6 million as compared to $2.4 million in the corresponding period for 2021. The increase is due to the changes in our consolidated results of operations as discussed above.

COVID-19 Update

In March 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic based on the rapid increase in global exposure. In response to the pandemic, many jurisdictions, including the United States, instituted restrictions on travel, public gatherings, and certain business operations.

During 2022 and 2021, and as of the date of this report, the mining industry is listed as an essential business in the state of Nevada.  Accordingly, we continue to operate the Isabella Pearl Mine while utilizing safety measures and protocols. In an effort to mitigate the spread of COVID-19 and protect the health and safety of our employees, contractors, and communities, we have taken precautionary measures including specialized training, social distancing, screening workers before they enter facilities, a work from home mandate where possible, and close monitoring of national and regional COVID-19 impacts and governmental guidelines. As our non-mining workforce is able to work remotely using various technology tools, we have been able to maintain our operations and internal controls over financial reporting and disclosures.

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

Total cash cost before by-product credits includes all direct and indirect production costs related to our production of metals (including mining, crushing and conveying and other plant facility costs, royalties, and site general and administrative costs) plus treatment and refining costs.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2022	2021

Total cash cost after by-product credits	$5,873	$6,132
Treatment and refining charges	(92)	(46)
Depreciation and amortization	2,778	3,647
Reclamation and remediation	47	29
Total consolidated mine cost of sales	$8,606	$9,762

The following table presents the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold):

	Three months ended March 31,
	2022	2021

Total cash cost before by-product credits (1)	$6,204	$6,313
By-product credits (2)	(331)	(181)
Total cash cost after by-product credits	$5,873	$6,132
Sustaining capital expenditures	938	92
Sustaining exploration expenses	227	383
Total all-in sustaining cost	$7,038	$6,607

Gold ounces sold	8,297	11,472

Total cash cost before by-product credits per gold ounce sold	$748	$550
By-product credits per gold ounce sold (2)	(40)	(16)
Total cash cost after by-product credits per gold ounce sold	708	534
Other sustaining expenditures per gold ounce sold (3)	140	41
Total all-in sustaining cost per gold ounce sold	$848	$575
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold (in thousands):

	Three months ended March 31,
	2022	2021

By-product credits by dollar value:
Silver sales	$331	$181
Total sales from by-products	$331	$181

	Three months ended March 31,
	2022	2021
By-product credits:
Silver sales	$40	$16
Total by-product credits	$40	$16

Liquidity and Capital Resources

As of March 31, 2022, we had a cash position of $36.3 million compared to $40.0 million at December 31, 2021. The decrease is primarily due to increased capital expenditures for the Golden Mile property.

As of March 31, 2022, we had positive working capital of $75.7 million compared to $76.0 million at December 31, 2021. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of March 31, 2022, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2022 was $4.1 million, compared to $7.3 million for three months ended March 31, 2021. The decrease is primarily due to changes in non-cash adjustments for stock-based compensation and depreciation as well as changes operating assets and liabilities, primarily inventories.

Net cash used in investing activities for the three months ended March 31, 2022 was $4.9 million compared to $0.1 million during the same period in 2021. The increase is primarily due to capital expenditures related to Golden Mile.

Net cash used in financing activities was $2.8 million for three months ended March 31, 2022 compared to $0.2 million net cash provided by financing activities for three months ended March 31, 2021.  The net change is due to dividend payments in 2022, whereas in 2021, financing activities were substantially comprised of cash received from the private placement.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter of 2022, our open pit, heap leach operations at the Isabella Pearl Mine continued and we completed construction of the heap leach pad expansion project.  Exploration activities during the quarter targeted expansion along the Isabella Pearl trend, including 7 in-fill and step-out reverse circulation (“RC”) drill holes totaling 713 meters.  This drilling was mainly conducted outside the current permitted mine plan.  Review of all exploration results also continued for future investigation and possible drill targeting along the Isabella Pearl mine mineralized trend.

Golden Mile property: During the first quarter, we completed condemnation RC drilling to confirm locations for heap leach pad, process facilities and waste storage facilities. During the quarter, we also commenced a Phase 2 RC drill campaign for primarily infill, step-down as well as step-out drill holes to test the depth and strike extent of the mineralization. During the quarter, we completed 47 RC holes totaling 6,693 meters.  The results from this drilling will be incorporated into our geological model. We are targeting to update our resource estimate and potentially convert mineral resources to mineral reserves in 2022.  Engineering, base line and background studies are also on-going for our process facility layout, open-pit design, and infrastructure evaluations at Golden Mile.  We have also advanced our hydrogeological understanding of the property to help delineate a potential production water resource at Golden Mile.  During 2022, we will continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property.  We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The project’s process plant is being designed and engineered to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

County Line property: During the first quarter, we advanced our 3D geological modeling of the County Line mineralization and commenced site investigations to aid in planning our initial RC drilling program at County Line this year.  This program is designed to evaluate the resource potential of the gold-bearing volcanic rocks remaining in the vicinity of the historic County Line open-pit.  Fieldwork during the quarter included drone flights and ground surveys along with installation of a chain link fence for security purposes.

East Camp Douglas property: During the first quarter, we continued to review our data in preparation of a follow-up drill program targeted for this year. The objective of this program is to continue to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	The extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions,

●	statements about our future exploration, permitting, production, development, and plans for development of our properties
●	statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures
●	statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2021, and the following:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of March 31, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or furnished herewith.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
21	Subsidiaries (3)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended March 31, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to same exhibit filed with the Company's 10-K report dated March 1, 2022 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2022.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer