Form 10-Q
period 2022-06-30
Fortitude Gold Corp
filed 2022-08-02
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 1, 2022, the registrant had 24,024,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,730	$40,017
Accounts receivable	1,810	238
Inventories	39,397	37,550
Prepaid taxes	18	1,289
Prepaid expenses and other current assets	1,141	2,228
Total current assets	83,096	81,322
Property, plant and mine development, net	37,806	37,226
Operating lease assets, net	1,917	463
Deferred tax assets	1,159	509
Other non-current assets	3,536	2,909
Total assets	$127,514	$122,429
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,536	$2,127
Operating lease liabilities, current	1,917	463
Mining taxes payable	622	1,699
Other current liabilities	1,091	1,022
Total current liabilities	6,166	5,311
Asset retirement obligations	5,411	4,725
Other non-current liabilities	9	45
Total liabilities	11,586	10,081
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,024,542 shares outstanding at June 30, 2022 and 23,961,208 shares outstanding at December 31, 2021	240	240
Additional paid-in capital	103,636	103,476
Retained earnings	12,052	8,632
Total shareholders' equity	115,928	112,348
Total liabilities and shareholders' equity	$127,514	$122,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales, net	$23,993	$25,903	$39,354	$46,557
Mine cost of sales:
Production costs	8,189	8,059	13,970	14,144
Depreciation and amortization	4,155	4,638	6,933	8,285
Reclamation and remediation	76	47	123	76
Total mine cost of sales	12,420	12,744	21,026	22,505
Mine gross profit	11,573	13,159	18,328	24,052
Costs and expenses:
General and administrative expenses	1,094	1,186	2,274	7,345
Exploration expenses	2,426	1,039	4,940	2,357
Other expense, net	65	47	82	84
Total costs and expenses	3,585	2,272	7,296	9,786
Income before income and mining taxes	7,988	10,887	11,032	14,266
Mining and income tax expense	1,423	2,553	1,849	3,531
Net income	$6,565	$8,334	$9,183	$10,735
Net income per common share:
Basic	$0.27	$0.35	$0.38	$0.45
Diluted	$0.27	$0.34	$0.38	$0.45
Weighted average shares outstanding:
Basic	24,024,542	23,958,319	24,010,061	23,788,152
Diluted	24,207,185	24,189,989	24,204,660	24,007,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, March 31, 2021	23,931,208	$239	$103,280	$475	$103,994
Stock-based compensation	30,000	$1	$191	—	192
Dividends	—	—	—	(1,917)	(1,917)
Net income	—	—	—	8,334	8,334
Balance, June 30, 2021	23,961,208	$240	$103,471	$6,892	$110,603

Balance, March 31, 2022	24,024,542	$240	$103,586	$8,370	$112,196
Stock-based compensation	—	—	50	—	50
Dividends	—	—	—	(2,883)	(2,883)
Net income	—	—	—	6,565	6,565
Balance, June 30, 2022	24,024,542	$240	$103,636	$12,052	$115,928

	Six Months Ended June 30, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2020	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,250,000	23	3,294	—	3,317
Issuance of shares under private placement	500,000	5	495	—	500
Dividends	—	—	—	(1,917)	(1,917)
Net income	—	—	—	10,735	10,735
Balance, June 30, 2021	23,961,208	$240	$103,471	$6,892	$110,603

Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	97	—	97
Dividends	—	—	—	(5,763)	(5,763)
Stock options Exercised	63,334	—	63	—	63
Net income	—	—	—	9,183	9,183
Balance, June 30, 2022	24,024,542	$240	$103,636	$12,052	$115,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$9,183	$10,735
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,011	8,344
Stock-based compensation	97	3,317
Deferred taxes	(650)	845
Reclamation and remediation accretion	123	76
Other operating adjustments	(29)	(45)
Changes in operating assets and liabilities:
Accounts receivable	(1,572)	(3,112)
Inventories	(1,068)	(2,922)
Prepaid expenses and other current assets	1,087	(629)
Other non-current assets	(31)	(4)
Accounts payable and other accrued liabilities	176	301
Income and mining taxes payable	194	(457)
Net cash provided by operating activities	14,521	16,449

Cash flows from investing activities:
Capital expenditures	(8,052)	(596)
Net cash used in investing activities	(8,052)	(596)

Cash flows from financing activities:
Dividends paid	(5,763)	(1,917)
Issuance of common stock	—	500
Proceeds from exercise of stock options	63	—
Repayment of loans payable	(43)	(454)
Repayment of capital leases	(13)	(227)
Net cash used in financing activities	(5,756)	(2,098)

Net increase in cash and cash equivalents	713	13,755
Cash and cash equivalents at beginning of period	40,017	27,774
Cash and cash equivalents at end of period	$40,730	$41,529

Supplemental Cash Flow Information
Income and mining taxes paid	$2,339	$3,143
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$322	$561
Change in estimate for asset retirement costs	$517	$372
Right-of-Use assets acquired through operating lease	$3,899	$—

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

2. Related Party Transactions

On December 31, 2020, the Company was spun-off from Gold Resource Corporation (“GRC”). In connection with the spin-off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the spin-off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relations and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and could be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the three and six months ended June 30, 2021, the Company recognized expense of nil and $0.4 million, respectively, related to the MSA. The Company did not incur any expenses related to the MSA in 2022.

3. Revenue

The following table presents the Company’s net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Sales, net
Gold sales	$24,107	$26,029	$39,560	$46,730
Less: Refining charges	(114)	(126)	(206)	(173)
Total sales, net	$23,993	$25,903	$39,354	$46,557

4. Inventories

On June 30, 2022 and December 31, 2021, current inventories consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Stockpiles	$3,598	$5,839
Leach pad	35,252	31,119
Doré	45	434
Subtotal - product inventories	38,895	37,392
Materials and supplies	502	158
Total	$39,397	$37,550

In addition to the inventories above, as of June 30, 2022 and December 31, 2021, the Company has $3.2 million and $2.6 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $1.4 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded income and mining tax expense of $1.8 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of June 30, 2022 and December 31, 2021, thus no valuation allowance was determined to be necessary.

As of June 30, 2022, the Company believes that is has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Contractor advances	$9	$1,831
Prepaid insurance	860	250
Other current assets	272	147
Total	$1,141	$2,228

7. Property, Plant and Mine Development, net

At June 30, 2022 and December 31, 2021, property, plant and mine development consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$4,899	$4,382
Construction-in-progress	7,456	3,891
Furniture and office equipment	434	410
Leach pad and ponds	3,732	5,649
Land	25	25
Light vehicles and other mobile equipment	544	463
Machinery and equipment	15,225	15,143
Process facilities and infrastructure	8,828	7,729
Mineral interests and mineral rights	18,953	18,928
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1)	84,526	81,050
Accumulated depreciation and amortization	(46,720)	(43,824)
Total	$37,806	$37,226
(1)	Includes capital expenditures in accounts payable of $1.4 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively.

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $4.2 million and $4.6 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $7.0 million and $8.3 million, respectively.

8. Other Current Liabilities

At June 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$646	$435
Accrued property and excise taxes	324	461
Other accrued expenses	121	126
Total	$1,091	$1,022

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the six months ended June 30, 2022 and year ended December 31, 2021:

	June 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement obligation – balance at beginning of period	$4,725	$3,844
Changes in estimate	517	794
Payments	(29)	(220)
Accretion	198	307
Asset retirement obligation – balance at end of period	$5,411	$4,725

As of June 30, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is off-set by a $5.4 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2021, the Company had a $12.2 million off-balance sheet arrangement for a surety bond. This bond was off-set by a $4.7 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of June 30, 2022, total estimated contractual payments remaining, excluding embedded lease payments, are $3.6 million for the year ended December 31, 2022.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of June 30, 2022 is 0.5 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of June 30, 2022 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement which was renewed for a three-month period in October 2021. In February 2022, the Company extended the Contract Mining Agreement for another two-month period resulting in the recognition of a $1.1 million right-of-use asset and corresponding $1.1 million operating lease liability. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term resulting in the recognition of a $2.8 million right-of-use asset and corresponding $2.8 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and six months ended June 30, 2022 the Company capitalized variable lease costs of $0.9 million and $2.7 million, respectively, to Inventory. During the three and six months ended June 30, 2021 the Company capitalized variable lease costs of $2.0 million and $3.7 million, respectively, to Inventory.

Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands)

Year Ending December 31:
2022	$1,941
Thereafter	—
Total lease payments	1,941
Less imputed interest	(24)
Present value of minimum payments	1,917
Less: current portion	(1,917)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating lease is as follows for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,660	$3,682

12. Other Expense, Net

For the three and six months ended June 30, 2022 and 2021, other expense, net consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Interest expense	$27	$37	$44	$73
Charitable contributions	41	13	42	16
Other income	(3)	(3)	(4)	(5)
Total	$65	$47	$82	$84

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of June 30, 2022 and 2021, potentially dilutive securities representing 60,000 shares and 130,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (in thousands)	$6,565	$8,334	$9,183	$10,735
Basic weighted average shares of common stock outstanding	24,024,542	23,958,319	24,010,061	23,788,152
Diluted effect of share-based awards	182,643	231,670	194,599	219,405
Diluted weighted average common shares outstanding	24,207,185	24,189,989	24,204,660	24,007,557
Net income per share:
Basic	$0.27	$0.35	$0.38	$0.45
Diluted	$0.27	$0.34	$0.38	$0.45

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$40,730	$40,017	Level 1
Accounts receivable	1,810	238	Level 2

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

During the three and six months ended June 30, 2021, in conjunction with its staffing process after the spin-off from GRC, the Company issued 30,000 shares and 2,250,000 shares, respectively, of its common stock to officers, directors, management and other key personnel.  These shares immediately vested at a fair value ranging from $1.40 per share to $5.48 per share. No shares were issued during the three and six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%.  No options were issued during the three months ended June 30, 2022. During the three and six months ended June 30, 2021, the Company issued options to purchase 130,000 shares and 462,000 shares, respectively, of its common stock to employees and key personnel other than its officers or directors. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following assumptions: stock price of $1.40 to $5.48, expected term of 3.5 years, risk free rate of 0.26% to 0.53%, expected volatility of 73.56% to 74.67%, and an assumed dividend rate of 0% to 4.6%.

 During the six months ended June 30, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended June 30, 2022. No stock options were exercised during the three and six months ended June 30, 2021.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2022, the Company recorded $0.05 million and $0.1 million, respectively, of stock-based compensation.  For the three and six months ended June 30, 2021, the Company recorded $0.2 million and $3.3 million, respectively, of stock-based compensation.

16. Shareholders’ Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the three and six months ended June 30, 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share and $5.8 million or $0.24 per share, respectively. During the three and six months ended June 30, 2021, the Company declared and paid dividends of $1.9 million or $0.08 per share.

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

The following discussion summarizes our results of operations for the three and six months ended June 30, 2022 and 2021. It also analyzes our financial condition at June 30, 2022. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021 contained in our annual report on Form 10-K for the year ended December 31, 2021.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Second Quarter 2022 Financial Results and Highlights

●	$24.0 million net sales
●	$6.6 million net income or $0.27 per share
●	$40.7 million cash balance on June 30, 2022
●	10,980 gold ounces produced
●	3.46 grams per tonne average gold grade mined
●	$76.9 million working capital at June 30, 2022
●	$11.6 million mine gross profit
●	$646 total cash cost after by-product credits per gold ounce sold
●	$733 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Ore mined
Ore (tonnes)	123,810	158,507	377,653	314,729
Gold grade (g/t)	3.46	6.75	2.59	5.90
Low-grade stockpile
Ore (tonnes)	11,011	—	34,501	—
Gold grade (g/t)	0.42	—	0.43	—
Waste (tonnes)	241,500	1,681,710	1,494,024	3,056,909
Metal production (before payable metal deductions)(1)
Gold (ozs.)	10,980	14,579	20,855	26,115
Silver (ozs.)	16,027	10,043	32,550	17,176

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Metal sold
Gold (ozs.)	12,851	14,510	21,148	25,982
Silver (ozs.)	18,780	9,946	32,708	16,841
Average metal prices realized (1)
Gold ($per oz.)	1,876	1,794	1,871	1,799
Silver ($per oz.)	23.04	26.30	23.34	26.27
Precious metal gold equivalent ounces sold
Gold Ounces	12,851	14,510	21,148	25,982
Gold Equivalent Ounces from Silver	231	146	408	246
	13,082	14,656	21,556	26,228

Total cash cost before by-product credits per gold ounce sold	$680	$582	$706	$568
Total cash cost after by-product credits per gold ounce sold	$646	$564	$670	$551
Total all-in sustaining cost per gold ounce sold	$733	$628	$778	$605

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Sales, net.  For the three months ended June 30, 2022, consolidated sales, net were $24.0 as compared to $25.9 million for the same period in 2021. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. Second quarter 2022 gold sales volumes decreased 11%, while the average realized price for gold increased 5%, from the same period in 2021. Sales volumes decreased as a result of lower production due to lower-grade ore processed. The Company began its phase-two mining with access to the mine’s high-grade Pearl zone in the second quarter of 2022.

Mine gross profit. For the three months ended June 30, 2022, we recorded $11.6 million mine gross profit compared to $13.2 million mine gross profit for the same period in 2021. The change is primarily attributable to lower sales, as discussed above.

General and administrative. For the three months ended June 30, 2022, general and administrative expenses totaled $1.1 million as compared to $1.2 million for the same period in 2021. The decrease in 2022 was primarily the result of costs incurred in 2021 to fully staff the Company post spin-off as a standalone entity.

Exploration expenses. For the three months ended June 30, 2022, property exploration expenses totaled $2.4 million as compared to $1.0 million for the same period of 2021. The increased exploration expense was the result of drilling at the Golden Mile property to further define the resource and move toward a development decision.

 Other expense, net. For the three months ended June 30, 2022, other expense, net did not materially change from the same period in 2021.

Income and mining tax expense. For the three months ended June 30, 2022, income and mining tax expense was $1.4 million as compared to $2.6 million for the same period in 2021. The decrease is the result of our lower income before income and mining taxes and decreased Nevada net proceeds of minerals tax as a result of decreased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended June 30, 2022 we recorded net income of $6.6 million as compared to $8.3 million in the corresponding period for 2021. The decrease is due to the changes in our consolidated results of operations as discussed above.

Consolidated Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Sales, net.  For the six months ended June 30, 2022, consolidated sales, net were $39.4 as compared to $46.6 million for the same period in 2021. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. Second quarter 2022 gold sales volumes decreased 19%, while the average realized price for gold increased 4%, from the same period in 2021. Sales volumes decreased as a result of lower production due to lower-grade ore processed. Mine operations in the first quarter focused primarily on waste removal of the phase one open-pit layback and began its phase-two mining with access to the mine’s high-grade Pearl zone.

Mine gross profit. For the six months ended June 30, 2022, we recorded $18.3 million mine gross profit compared to $24.1 million mine gross profit for the same period in 2021. The change is primarily attributable to lower sales, as discussed above.

General and administrative. For the six months ended June 30, 2022, general and administrative expenses totaled $2.3 million as compared to $7.3 million for the same period in 2021. The decrease in 2022 was primarily the result of costs incurred in 2021 to fully staff the Company post spin-off as a standalone entity.

Exploration expenses. For the six months ended June 30, 2022, property exploration expenses totaled $4.9 million as compared to $2.4 million for the same period of 2021. The increased exploration expense was the result of drilling at the Golden Mile property to further define the resource and move toward a development decision.

 Other expense, net. For the six months ended June 30, 2022, other expense, net did not materially change from the same period in 2021.

Income and mining tax expense. For the six months ended June 30, 2022, income and mining tax expense was $1.8 million as compared to $3.5 million for the same period in 2021. The decrease is the result of our lower income before income and mining taxes and decreased Nevada net proceeds of minerals tax as a result of decreased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the six months ended June 30, 2022 we recorded net income of $9.2 million as compared to $10.7 million in the corresponding period for 2021. The decrease is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Total cash cost after by-product credits	$8,303	$8,185	$14,176	$14,317
Treatment and refining charges	(114)	(126)	(206)	(173)
Depreciation and amortization	4,155	4,638	6,933	8,285
Reclamation and remediation	76	47	123	76
Total consolidated mine cost of sales	$12,420	$12,744	$21,026	$22,505

The following table presents the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$8,735	$8,446	$14,939	$14,759
By-product credits (2)	(432)	(261)	(763)	(442)
Total cash cost after by-product credits	$8,303	$8,185	$14,176	$14,317
Sustaining capital expenditures	1,025	605	1,963	697
Sustaining exploration expenses	95	323	322	706
Total all-in sustaining cost	$9,423	$9,113	$16,461	$15,720

Gold ounces sold	12,851	14,510	21,148	25,982

Total cash cost before by-product credits per gold ounce sold	$680	$582	$706	$568
By-product credits per gold ounce sold (2)	(34)	(18)	(36)	(17)
Total cash cost after by-product credits per gold ounce sold	646	564	670	551
Other sustaining expenditures per gold ounce sold (3)	87	64	108	54
Total all-in sustaining cost per gold ounce sold	$733	$628	$778	$605
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per precious metal gold ounce sold (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
By-product credits by dollar value:
Silver sales	$432	$261	$763	$442
Total sales from by-products	$432	$261	$763	$442

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
By-product credits:
Silver sales	$34	$18	$36	$17
Total by-product credits	$34	$18	$36	$17

Liquidity and Capital Resources

As of June 30, 2022, we had a cash position of $40.7 million compared to $40.0 million at December 31, 2021. The increase is primarily due to cash from operations which was offset by increased capital expenditures for the Golden Mile property.

As of June 30, 2022, we had positive working capital of $76.9 million compared to $76.0 million at December 31, 2021. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of June 30, 2022, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the six months ended June 30, 2022 was $14.5 million, compared to $16.4 million for six months ended June 30, 2021. The decrease is primarily due to changes in non-cash adjustments for stock-based compensation and depreciation.

Net cash used in investing activities for the six months ended June 30, 2022 was $8.1 million compared to $0.6 million during the same period in 2021. The increase is primarily due to capital expenditures related to Golden Mile and capital expenditures at Isabella Pearl for a new water well and completion of the heap leach expansion.

Net cash used in financing activities for six months ended June 30, 2022 was $5.8 million compared to $2.1 million for the same period in 2021.  The net change is due to dividends paid for a full six months in 2022, whereas in 2021, dividends began in April. Offsetting the dividend payments in 2021 was the cash received from the private placement.

Development and Exploration Activities

Isabella Pearl Mine: During the second quarter, our open-pit, heap leach operations at the Isabella Pearl Mine continued. Exploration activities during the quarter included data review and field investigations along the Isabella Pearl mineralized trend.  Fieldwork, mainly surface geological mapping and rock chip sampling, was conducted with the purpose of identifying targets for future drilling and expansion outside the current permitted mine plan.

Golden Mile property: During the second quarter, we continued Phase 2 Reverse Circulation (“RC”) drilling for primarily infill, step-down as well as step-out drill holes to test the depth and strike extent of the mineralization. During the quarter, we completed 30 RC holes totaling 5,066 meters.  The results from this drilling are being incorporated into our geological model. We are targeting to update our resource estimate and potentially convert mineral resources to mineral reserves in late 2022 or early 2023. Additional fieldwork during the quarter included surface geological mapping and rock chip sampling along the extensions of mineralized structures at Golden Mile.  Engineering, base line and background studies are also on-going for our process facility layout, open-pit design, and infrastructure evaluations at Golden Mile.  We continue to advance our hydrogeological and geotechnical understanding of the property to help delineate a potential production water resource at Golden Mile.  This included completing four diamond drill holes totaling 337 meters for geotechnical evaluation of the proposed open-pit.  During 2022, we will continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open-pits along a trend at Golden Mile to the northwest and onto the Mina Gold property.  We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The project’s ADR process plant is being designed and engineered to take the gold to carbon stage and then haul the carbon for processing at our ADR plant at Isabella Pearl for final doré production.

County Line property: During the second quarter, we commenced Phase 1 RC drilling at our County Line property. During the quarter, we completed 35 RC holes totaling 4,235 meters. This program is designed to evaluate the resource potential of the gold-bearing volcanic rocks remaining in the vicinity of the historic County Line open-pit.  Additional fieldwork during the quarter included surface geological mapping and rock chip sampling along the extensions of mineralized structures at County Line.

East Camp Douglas property: During the second quarter, we continued to review our data in preparation of a follow-up drill program targeted for this year. The objective of this program is to continue to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2021, and the following:

●	The Biden administration’s current and future stance on resource permitting and development
●	Inflationary and supply chain issues
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Decline in demand for our common stock
●	Downward revisions in securities analysts’ estimates or changes in general market conditions
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of June 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  and six months ended June 30, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2022.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer