Form 10-Q
period 2022-09-30
Fortitude Gold Corp
filed 2022-11-01
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, the registrant had 24,024,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,196	$40,017
Accounts receivable	339	238
Inventories	45,131	37,550
Prepaid taxes	875	1,289
Prepaid expenses and other current assets	959	2,228
Total current assets	89,500	81,322
Property, plant and mine development, net	34,514	37,226
Operating lease assets, net	1,027	463
Deferred tax assets	1,491	509
Other non-current assets	882	2,909
Total assets	$127,414	$122,429
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,546	$2,127
Operating lease liabilities, current	1,027	463
Mining taxes payable	1,249	1,699
Other current liabilities	1,080	1,022
Total current liabilities	6,902	5,311
Asset retirement obligations	5,694	4,725
Other non-current liabilities	5	45
Total liabilities	12,601	10,081
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,024,542 shares outstanding at September 30, 2022 and 23,961,208 shares outstanding at December 31, 2021	240	240
Additional paid-in capital	103,682	103,476
Retained earnings	10,891	8,632
Total shareholders' equity	114,813	112,348
Total liabilities and shareholders' equity	$127,414	$122,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales, net	$16,122	$20,422	$55,476	$66,979
Mine cost of sales:
Production costs	5,703	7,075	19,673	21,219
Depreciation and amortization	3,005	3,668	9,938	11,953
Reclamation and remediation	60	40	183	116
Total mine cost of sales	8,768	10,783	29,794	33,288
Mine gross profit	7,354	9,639	25,682	33,691
Costs and expenses:
General and administrative expenses	1,638	1,378	3,912	8,723
Exploration expenses	3,687	2,023	8,627	4,380
Other expense, net	60	48	142	132
Total costs and expenses	5,385	3,449	12,681	13,235
Income before income and mining taxes	1,969	6,190	13,001	20,456
Mining and income tax expense	248	1,544	2,097	5,075
Net income	$1,721	$4,646	$10,904	$15,381
Net income per common share:
Basic	$0.07	$0.19	$0.45	$0.64
Diluted	$0.07	$0.19	$0.45	$0.64
Weighted average shares outstanding:
Basic	24,024,542	23,961,208	24,014,959	23,846,686
Diluted	24,190,375	24,211,606	24,201,239	24,078,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, June 30, 2021	23,961,208	$240	$103,471	$6,892	$110,603
Stock-based compensation	—	$—	$46	—	46
Dividends	—	—	—	(2,516)	(2,516)
Net income	—	—	—	4,646	4,646
Balance, September 30, 2021	23,961,208	$240	$103,517	$9,022	$112,779

Balance, June 30, 2022	24,024,542	$240	$103,636	$12,052	$115,928
Stock-based compensation	—	—	46	—	46
Dividends	—	—	—	(2,882)	(2,882)
Net income	—	—	—	1,721	1,721
Balance, September 30, 2022	24,024,542	$240	$103,682	$10,891	$114,813

	Nine Months Ended September 30, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2020	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,250,000	23	3,340	—	3,363
Issuance of shares under private placement	500,000	5	495	—	500
Dividends	—	—	—	(4,433)	(4,433)
Net income	—	—	—	15,381	15,381
Balance, September 30, 2021	23,961,208	$240	$103,517	$9,022	$112,779

Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	143	—	143
Dividends	—	—	—	(8,645)	(8,645)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	10,904	10,904
Balance, September 30, 2022	24,024,542	$240	$103,682	$10,891	$114,813

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,904	$15,381
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,052	12,045
Stock-based compensation	143	3,363
Deferred taxes	(982)	(140)
Reclamation and remediation accretion	183	116
Other operating adjustments	(38)	(88)
Changes in operating assets and liabilities:
Accounts receivable	(101)	(1,483)
Inventories	(2,199)	(6,318)
Prepaid expenses and other current assets	1,269	(343)
Other non-current assets	(31)	(19)
Accounts payable and other accrued liabilities	1,866	555
Income and mining taxes payable	(36)	153
Net cash provided by operating activities	21,030	23,222

Cash flows from investing activities:
Capital expenditures	(10,184)	(1,753)
Net cash used in investing activities	(10,184)	(1,753)

Cash flows from financing activities:
Dividends paid	(8,645)	(4,433)
Issuance of common stock	—	500
Proceeds from exercise of stock options	63	—
Repayment of loans payable	(65)	(629)
Repayment of capital leases	(20)	(344)
Net cash used in financing activities	(8,667)	(4,906)

Net increase in cash and cash equivalents	2,179	16,563
Cash and cash equivalents at beginning of period	40,017	27,774
Cash and cash equivalents at end of period	$42,196	$44,337

Supplemental Cash Flow Information
Income and mining taxes paid	$3,149	$5,063
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(343)	$1,132
Change in estimate for asset retirement costs	$710	$499
Equipment purchased under finance lease	$—	$16
Right-of-Use assets acquired through operating lease	$3,899	$—

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

2. Related Party Transactions

On December 31, 2020, the Company was spun-off from Gold Resource Corporation (“GRC”). In connection with the spin-off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the spin-off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relations and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2021, would automatically renew annually and could be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the three and nine months ended September 30, 2021, the Company recognized expense of nil and $0.4 million, respectively, related to the MSA. The Company did not incur any expenses related to the MSA in 2022.

3. Revenue

The following table presents the Company’s net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Sales, net
Gold sales	$16,193	$20,491	$55,753	$67,221
Less: Refining charges	(71)	(69)	(277)	(242)
Total sales, net	$16,122	$20,422	$55,476	$66,979

4. Inventories

On September 30, 2022 and December 31, 2021, current inventories consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Stockpiles	$6,335	$5,839
Leach pad	38,143	31,119
Doré	77	434
Subtotal - product inventories	44,555	37,392
Materials and supplies	576	158
Total	$45,131	$37,550

In addition to the inventories above, as of September 30, 2022 and December 31, 2021, the Company has $0.6 million and $2.6 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $0.2 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded income and mining tax expense of $2.1 million and $5.1 million for the nine months ended September 30, 2022 and 2021, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of September 30, 2022 and December 31, 2021, thus no valuation allowance was determined to be necessary.

As of September 30, 2022, the Company believes that is has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Contractor advances	$264	$1,831
Prepaid insurance	585	250
Other current assets	110	147
Total	$959	$2,228

7. Property, Plant and Mine Development, net

At September 30, 2022 and December 31, 2021, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$5,092	$4,382
Construction-in-progress	8,275	3,891
Furniture and office equipment	502	410
Leach pad and ponds	3,732	5,649
Land	25	25
Light vehicles and other mobile equipment	544	463
Machinery and equipment	15,777	15,143
Process facilities and infrastructure	8,856	7,729
Mineral interests and mineral rights	18,953	18,928
Mine development	24,365	24,365
Software and licenses	65	65
Subtotal (1)	86,186	81,050
Accumulated depreciation and amortization	(51,672)	(43,824)
Total	$34,514	$37,226
(1)	Includes capital expenditures in accounts payable of $0.8 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively.

For the three months ended September 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $3.1 million and $3.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation and amortization expense of $10.1 million and $12.0 million, respectively.

8. Other Current Liabilities

At September 30, 2022 and December 31, 2021, other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$468	$435
Accrued property and excise taxes	533	461
Other accrued expenses	79	126
Total	$1,080	$1,022

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2022 and year ended December 31, 2021:

	September 30,	December 31,
	2022	2021

	(in thousands)
Asset retirement obligation – balance at beginning of period	$4,725	$3,844
Changes in estimate	710	794
Payments	(38)	(220)
Accretion	297	307
Asset retirement obligation – balance at end of period	$5,694	$4,725

As of September 30, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is off-set by a $5.7 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2021, the Company had a $12.2 million off-balance sheet arrangement for a surety bond. This bond was off-set by a $4.7 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 8%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of September 30, 2022, total estimated contractual payments remaining, excluding embedded lease payments, are $1.0 million for the year ended December 31, 2022.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of September 30, 2022 is 0.25 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of September 30, 2022 was 4.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement which was renewed for a three-month period in October 2021. In February 2022, the Company extended the Contract Mining Agreement for another two-month period resulting in the recognition of a $1.1 million right-of-use asset and corresponding $1.1 million operating lease liability. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term resulting in the recognition of a $2.8 million right-of-use asset and corresponding $2.8 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and nine months ended September 30, 2022 the Company capitalized variable lease costs of $0.9 million and $3.5 million, respectively, to Inventory. During the three and nine months ended September 30, 2021 the Company capitalized variable lease costs of $2.0 million and $6.1 million, respectively, to Inventory.

Maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands)

Year Ending December 31:
2022	$1,032
Thereafter	—
Total lease payments	1,032
Less imputed interest	(5)
Present value of minimum payments	1,027
Less: current portion	(1,027)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating lease is as follows for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,553	$6,106

12. Other Expense, Net

For the three and nine months ended September 30, 2022 and 2021, other expense, net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Interest expense	$15	$35	$59	$108
Charitable contributions	48	21	90	34
Other income	(3)	(8)	(7)	(10)
Total	$60	$48	$142	$132

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of September 30, 2022 and 2021, potentially dilutive securities representing 100,000 shares and 90,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (in thousands)	$1,721	$4,646	$10,904	$15,381
Basic weighted average shares of common stock outstanding	24,024,542	23,961,208	24,014,959	23,846,686
Diluted effect of share-based awards	165,833	250,398	186,280	231,540
Diluted weighted average common shares outstanding	24,190,375	24,211,606	24,201,239	24,078,226
Net income per share:
Basic	$0.07	$0.19	$0.45	$0.64
Diluted	$0.07	$0.19	$0.45	$0.64

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$42,196	$40,017	Level 1
Accounts receivable	339	238	Level 2

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

During the nine months ended September 30, 2021, in conjunction with its staffing process after the spin-off from GRC, the Company issued 2,250,000 shares of its common stock to officers, directors, management and other key personnel.  These shares immediately vested at a fair value ranging from $1.40 per share to $5.48 per share. No shares were issued during the three months ended September 30, 2021. No shares were issued during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%.  No options were issued during the three months ended September 30, 2022. During the nine months ended September 30, 2021, the Company issued options to purchase 462,000 shares, respectively, of its common stock to employees and key personnel other than its officers or directors. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following assumptions: stock price of $1.40 to $5.48, expected term of 3.5 years, risk free rate of 0.26% to 0.53%, expected volatility of 73.56% to 74.67%, and an assumed dividend rate of 0% to 4.6%. No options were issued during the three months ended September 30, 2021.

 During the nine months ended September 30, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended September 30, 2022. No stock options were exercised during the three and nine months ended September 30, 2021.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2022, the Company recorded $0.05 million and $0.1 million, respectively, of stock-based compensation.  For the three and nine months ended September 30, 2021, the Company recorded $0.1 million and $3.4 million, respectively, of stock-based compensation.

16. Shareholders’ Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share and $8.6 million or $0.36 per share, respectively. During the three and nine months ended September 30, 2021, the Company declared and paid dividends of $2.5 million or $0.11 per share and $4.4 million or $0.19 per share, respectively.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Colorado corporation and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLMC”), and Golden Mile Minerals Corp. (“GMMC”).  WLMC, CLH, CLMH and GMMC are wholly-owned subsidiaries of GRCN. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from our Isabella Pearl Mine in Nevada. The ore mined at Isabella Pearl is processed on site at our processing facilities and sold to a refiner as doré, which contains precious metals of gold and silver. We also continue exploration and evaluation work on our portfolio of other precious metal properties in Nevada and continue to evaluate other properties for possible acquisition.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2022 and 2021. It also analyzes our financial condition at September 30, 2022. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2021 contained in our annual report on Form 10-K for the year ended December 31, 2021.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2022 Financial Results and Highlights

●	$16.1 million net sales
●	$1.7 million net income or $0.07 per share
●	$42.2 million cash balance on September 30, 2022
●	9,500 gold ounces produced
●	5.69 grams per tonne average gold grade mined
●	$82.6 million working capital at September 30, 2022
●	$7.4 million mine gross profit
●	$613 total cash cost after by-product credits per gold ounce sold
●	$687 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Ore mined
Ore (tonnes)	113,111	139,950	490,764	454,679
Gold grade (g/t)	5.69	1.42	3.30	4.52
Low-grade stockpile
Ore (tonnes)	—	8,600	34,501	8,600
Gold grade (g/t)	—	0.33	0.43	0.33
Waste (tonnes)	202,201	1,838,027	1,696,225	4,894,937
Metal production (before payable metal deductions)(1)
Gold (ozs.)	9,500	11,478	30,355	37,593
Silver (ozs.)	12,497	16,467	45,047	33,643

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Metal sold
Gold (ozs.)	9,419	11,454	30,567	37,436
Silver (ozs.)	12,111	16,330	44,819	33,171
Average metal prices realized (1)
Gold ($per oz.)	1,719	1,789	1,871	1,796
Silver ($per oz.)	19.44	23.98	23.34	25.14
Precious metal gold equivalent ounces sold
Gold Ounces	9,419	11,454	30,567	37,436
Gold Equivalent Ounces from Silver	137	219	559	464
	9,556	11,673	31,126	37,900

Total cash cost before by-product credits per gold ounce sold	$638	$658	$685	$596
Total cash cost after by-product credits per gold ounce sold	$613	$624	$652	$574
Total all-in sustaining cost per gold ounce sold	$687	$793	$749	$663

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

During the three months ended September 30, 2022 and 2021, we produced 9,500 and 11,478 ounces of gold. The lower production is primarily due to lower leach pad recoveries due to timing of material placed under leach and higher utilization of the low-grade stockpile for blending of ore on the pad. Cash cost after by-product credit decreased due to lower mining costs due to less waste mining, mostly offset by lower ounces sold.

During the nine months ended September 30, 2022 and 2021, we produced 30,355 and 37,593 ounces of gold. The lower production is primarily due to lower leach pad recoveries due to timing of material placed under leach and higher utilization of the low-grade stockpile for blending of ore on the pad. Cash cost after by-product credit increased primarily due lower ounces sold.

Consolidated Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Sales, net.  For the three months ended September 30, 2022, consolidated sales, net were $16.1 million as compared to $20.4 million for the same period in 2021. The decrease is attributable to lower sales volumes and lower average sales price. Third quarter 2022 gold sales volumes decreased 18% and the average realized price for gold decreased 4%, from the same period in 2021. Sales volumes decreased as a result of lower production, as discussed above.

Mine gross profit. For the three months ended September 30, 2022, we recorded $7.4 million mine gross profit compared to $9.6 million mine gross profit for the same period in 2021. The change is primarily attributable to lower sales, as discussed above.

General and administrative. For the three months ended September 30, 2022, general and administrative expenses totaled $1.6 million as compared to $1.4 million for the same period in 2021. The increase in 2022 was primarily the result of the Company being fully staffed as a post spin-off as a standalone entity.

Exploration expenses. For the three months ended September 30, 2022, property exploration expenses totaled $3.7 million as compared to $2.0 million for the same period of 2021. The increased exploration expense was the result of drilling at the Golden Mile and County Line properties to further define resources.

 Other expense, net. For the three months ended September 30, 2022, other expense, net did not materially change from the same period in 2021.

Income and mining tax expense. For the three months ended September 30, 2022, income and mining tax expense was $0.2 million as compared to $1.5 million for the same period in 2021. The decrease is the result of our lower income before income and mining taxes and decreased Nevada net proceeds of minerals tax as a result of decreased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended September 30, 2022 we recorded net income of $1.7 million as compared to $4.6 million in the corresponding period for 2021. The decrease is due to the changes in our consolidated results of operations, as discussed above.

Consolidated Results of Operations – Nine months Ended September 30, 2022 Compared to Nine months Ended September 30, 2021

Sales, net.  For the nine months ended September 30, 2022, consolidated sales, net were $55.5 million as compared to $67.0 million for the same period in 2021. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. Third quarter 2022 gold sales volumes decreased 18%, while the average realized price for gold increased 4%, from the same period in 2021. Sales volumes decreased as a result of lower production, as discussed above.

Mine gross profit. For the nine months ended September 30, 2022, we recorded $25.7 million mine gross profit compared to $33.7 million mine gross profit for the same period in 2021. The change is primarily attributable to lower sales, as discussed above.

General and administrative. For the nine months ended September 30, 2022, general and administrative expenses totaled $3.9 million as compared to $8.7 million for the same period in 2021. The decrease in 2022 was primarily the result of costs incurred in 2021 to fully staff the Company post spin-off as a standalone entity.

Exploration expenses. For the nine months ended September 30, 2022, property exploration expenses totaled $8.6 million as compared to $4.4 million for the same period of 2021. The increased exploration expense was the result of drilling at the Golden Mile and County Line properties to further define resources.

 Other expense, net. For the nine months ended September 30, 2022, other expense, net did not materially change from the same period in 2021.

Income and mining tax expense. For the nine months ended September 30, 2022, income and mining tax expense was $2.1 million as compared to $5.1 million for the same period in 2021. The decrease is the result of our lower income before income and mining taxes and decreased Nevada net proceeds of minerals tax as a result of decreased metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the nine months ended September 30, 2022 we recorded net income of $10.9 million as compared to $15.4 million in the corresponding period for 2021. The decrease is due to the changes in our consolidated results of operations, as discussed above.

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

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by gold ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Total cash cost after by-product credits	$5,774	$7,144	$19,950	$21,461
Treatment and refining charges	(71)	(69)	(277)	(242)
Depreciation and amortization	3,005	3,668	9,938	11,953
Reclamation and remediation	60	40	183	116
Total consolidated mine cost of sales	$8,768	$10,783	$29,794	$33,288

The following table presents the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$6,010	$7,536	$20,949	$22,295
By-product credits (2)	(236)	(392)	(999)	(834)
Total cash cost after by-product credits	$5,774	$7,144	$19,950	$21,461
Sustaining capital expenditures	376	1,491	2,339	2,188
Sustaining exploration expenses	318	441	640	1,147
Total all-in sustaining cost	$6,468	$9,076	$22,929	$24,796

Gold ounces sold	9,419	11,454	30,567	37,436

Total cash cost before by-product credits per gold ounce sold	$638	$658	$685	$596
By-product credits per gold ounce sold (2)	(25)	(34)	(33)	(22)
Total cash cost after by-product credits per gold ounce sold	613	624	652	574
Other sustaining expenditures per gold ounce sold (3)	74	169	97	89
Total all-in sustaining cost per gold ounce sold	$687	$793	$749	$663
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
By-product credits by dollar value:
Silver sales	$236	$392	$999	$834
Total sales from by-products	$236	$392	$999	$834

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
By-product credits:
Silver sales	$25	$34	$33	$22
Total by-product credits	$25	$34	$33	$22

Liquidity and Capital Resources

As of September 30, 2022, we had a cash position of $42.2 million compared to $40.0 million at December 31, 2021. The increase is primarily due to cash from operations which was offset by increased capital and exploration expenditures for the Golden Mile property.

As of September 30, 2022, we had working capital of $82.6 million compared to $76.0 million at December 31, 2021. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes.  With our working capital balance as of September 30, 2022, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2022 was $21.0 million, compared to $23.2 million for nine months ended September 30, 2021. The decrease is primarily due to lower net income which was partially offset by changes in accounts receivable and inventories.

Net cash used in investing activities for the nine months ended September 30, 2022 was $10.2 million compared to $1.8 million during the same period in 2021. The increase is primarily due to capital expenditures related to Golden Mile and capital expenditures at Isabella Pearl for a new water well and completion of the heap leach expansion.

Net cash used in financing activities for nine months ended September 30, 2022 was $8.7 million compared to $4.9 million for the same period in 2021. The net change is due to dividends paid for a full nine months in 2022, whereas in 2021, dividends began in April. Offsetting the dividend payments in 2021 was the cash received from the private sale of our common stock.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, our open-pit, heap leach operations at the Isabella Pearl Mine continued.  Exploration activities during the quarter included 10 reverse circulation (“RC”) drill holes totaling 956 meters.  These holes were drilled from inside the Pearl open-pit to define limits of gold mineralization and transitional zone oxidation and to commence characterization of the deeper sulfide mineralization.  Data review and field investigations along the Isabella Pearl mineralized trend continued during the third quarter.  Fieldwork, mainly surface geological mapping and rock chip sampling, was conducted with the purpose of identifying targets for future drilling and expansion outside the current permitted mine plan.

Golden Mile property: During the third quarter, we continued Phase 2 Reverse Circulation (“RC”) drilling for primarily infill, step-down as well as step-out drill holes to test the depth and strike extent of the mineralization. During the quarter, we completed 22 RC holes totaling 4,647 meters.  The results from this drilling are being incorporated into our geological model. We are targeting to update our resource estimate and potentially convert mineral resources to mineral reserves in late 2022 or early 2023.  Additional fieldwork during the quarter included surface geological mapping and rock chip sampling along the extensions of mineralized structures at Golden Mile.  Engineering, base line and background studies are also on-going for our process facility layout, open-pit design, and infrastructure evaluations at Golden Mile.  We continue to advance our hydrogeological and geotechnical understanding of the property.  We also successfully completed a water well with potential capacity to be our primary production water resource at Golden Mile.  During 2022, we will continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open-pits along a trend at Golden Mile to the northwest and onto the Mina Gold property.  We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility.  The project’s ADR process plant is being designed and engineered to take the gold to carbon stage and then haul the carbon for processing at our ADR plant at Isabella Pearl for final doré production.

County Line property: At our County Line property during the third quarter, we commenced Phase 2 RC drilling for primarily infill and step-out drill holes to test the extent of the gold mineralization.  During the quarter, we completed 31 RC holes totaling 2,855 meters.  This program is designed to evaluate the resource potential of the gold-bearing volcanic rocks remaining in the vicinity of the historic County Line open-pit.  Additional fieldwork during the quarter included surface geological mapping and rock chip sampling along the extensions of mineralized structures at County Line.

East Camp Douglas property: During the third quarter, we commenced Phase 1 RC drilling at our East Camp Douglas property. During the quarter, we completed 2 RC holes totaling 169 meters. This program is designed to follow-up our exploration drill results reported in 2021 from the East Camp Douglas property’s lithocap target located at the southern end of the property.  The objective of this program is to continue to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Ripper property: Exploration activities commenced on our Ripper property during the third quarter.  Field activities during the quarter included detailed mapping and sampling of known gold mineralization at Ripper which occurs in a Triassic package of limestones, limestone collapse breccias, and mudstones of the Auld Lang Syne group.  Detailed mapping and sampling continues at Ripper to expand on the significant gold mineralization at surface and a first drill program is targeted in 2023.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	the extent of the impact of the COVID-19 pandemic, including the duration, spread, severity, and any repeated resurgence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions
●	statements about our future exploration, permitting, production, development, and plans for development of our properties
●	statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and avoided expenses and expenditures
●	statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2021, and the following:

●	The Biden administration’s current and future stance on resource permitting and development
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the 1934 Act, as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  and nine months ended September 30, 2022, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2022.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer