Form 10-K/A
period 2021-12-31
Fortitude Gold Corp
filed 2022-12-15
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) amends the Annual Report on Form 10-K of Fortitude Gold Corporation. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Original Filing”) and amended with Amendment No. 1 filed on March 3, 2022 (the “Amendment No. 1”).

This Amendment No. 2 is being filed for the purpose of to add or revise disclosures the following: (i) Item 1 Part 1 has been revised to include the information required by Item 101(h) of Regulation S-K and to clarify which properties are currently in production, under development, or undergoing exploration contained within Item 1; (ii) Item 1A of Part 1 to remove the risk factor “We are an Emerging Growth Company, subject to less stringent reporting and regulatory requirements of other publicly held companies and this status may have an adverse effect on our ability to attract interest in our common stock”; (iii) Item 2 of Part I is reorganized and includes additional disclosures, clarifications, and table tabulations, related to our properties as prescribed by Items 1300 through 1305 of Regulation S-K; (iv) Item 7 of Part II includes further details related to our increase in revenues and gross profits; and file amended versions of the Technical Report Summary of the Isabella Pearl Mine (“IP TRS”) and Initial Assessment Technical Summary for the Golden Mile Property (“GM TRS”).

Our original IP TRS was amended to: (i) include an opinion from the qualified persons as to adequacy of the metallurgical data used to prepare the Technical Report Summary in Section 10.7 Metallurgical Summary; (ii) clarify the location of the property in the Section 3 Property Description and Location; and (iii) disclose the $20 million revenue deduction for excise tax calculation in table 18.2 Isabella Pearl Life-of-Mine Operating Cash Cost per Tonne Processed (“Table 18.2”), update the calculation in years subsequent to 2022 in Table 18.2 as the deduction was inadvertently omitted in the original IP TRS, and update all tables correlating to Table 18.2. Our original GM TRS was amended to (i) include an opinion from the qualified persons as to adequacy of the metallurgical data used to prepare the Technical Report Summary in Section 10 Mineral Processing and Metallurgical Testing; and (ii) clarification of cut-off grades in Section 11.12 Mineral Resource Estimate.

Item 15 of Part IV of Form 10-K has been amended to contain Exhibit 96.2 and Exhibit 96.6 IP TRS and GM TRS, respectively. The consents for the IP TRS are attached as Exhibit 96.3, 96.4, and 96.5 in Item 15 of Part IV of Form 10-K/A. The consents for the GM TRS are attached as Exhibit 96.7, 96.8, and 96.9 in Item 15 of Part IV of Form 10-K/A.

In addition, Item 15 of Part IV of Form 10-K has been amended to contain Exhibit 23.2 which was inadvertently omitted from the Original Filing.

Pursuant to the SEC rules, Item 15 of Part IV of Form 10-K has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Sections 302, 303, and 308 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.1, 31.2, and 32.

Other than as shown in this Form 10-K/A with respect to the information contained herein with respect to Item 1 of Part I, Item 1A of Part 1, Item 2 of Part 1, and Item 7 of Part II, this Amendment No. 2 does not change any of the information contained in the Original Filing or Amendment No. 1. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing or Amendment 1 to reflect events that have occurred since the date thereof. Accordingly, this Amendment No. 2 should be read in conjunction with our Original Filing and Amendment No. 1. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing and Amendment No. 1.

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

PART I

Item 1. Business

Fortitude Gold Corporation was organized under the laws of the State of Colorado on August 11, 2020.  On August 18, 2020, Gold Resource Corporation (“GRC”) transferred all of the issued and outstanding shares of GRC Nevada (“GRCN”) to us. GRCN owns all of GRC’s former Nevada properties, including the Isabella Pearl Mine. On December 31, 2020 GRC completed the spin-off of its wholly-owned subsidiary, Fortitude Gold Corporation, and its subsidiaries (“FGC”), into a separate, public company (the “Spin-Off”). The Spin-Off was effected by the distribution of all of the outstanding shares of FGC common stock to GRC’s shareholders (the “Distribution”). GRC’s shareholders of record as of the close of business on December 28, 2020 (the “Record Date”) received one share of FGC common stock for every 3.5 shares of GRC’s common stock held as of the Record Date.  In this report, “Company,” “our,” “us” and “we” refer to Fortitude Gold Corporation together with its subsidiaries, unless the context otherwise requires.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Oregon
Idaho
Humboldt
Elko
Washoe
Pershing
Ripper
Lander
Eureka
Utah
Churchill
Storey
White Pine
Carson City
Lyon
Douglas
County Line
Isabella Pearl
Mineral
Mina Gold
Nye
Golden Mile
East Camp Douglas
Esmeralda
Lincoln
California
Clark
Arizona
0 20 40 80 120 160 Kilometers
FORTITUDE GOLD CORP.
Map Scale: 1:3,000,000
Coordinate System: WGS84 TUM Zone 11N
Revision Date 9/25/2022

Properties Overview

We classify our mineral properties into three categories: “Operating Properties”, “Development Properties”, and “Exploration Properties”. Operating Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed, but no material extraction.  Exploration Properties are properties that have no mineral reserves disclosed.  We consider Isabella Pearl and Golden Mile to be material properties under SK-1300 due to Isabella Pearl being our only operating property and Golden Mile being in the resource definition, engineering and permitting phase. Our other properties are not considered material under SK 1300 due to their earlier stages of exploration. As of the date of this report we did not have any Development Properties.

The map above shows the location of our properties within the state of Nevada.

Nevada

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

Our primary focus is to discover, delineate and advance potential open pit heap leach gold operations in Nevada and commence production on all properties where we discover economic deposits. We believe that our property portfolio is highly prospective based on geology, surface samples, and drill results. Our properties’ close proximity, especially between our producing and prospective Walker Lane Mineral Belt properties (approximately 50 kilometers or 30 miles or less in radius) may allow for equipment sharing and synergies whereby we may move equipment and business resources from one project to the next.

County Line
Isabella Pearl
Mina Gold
Golden Mile
East Camp Douglas
GABBS VALLEY
SHOSHONE MOUNTAINS
PARADISE RANGE
IONE VALLEY
PACTOLUS HILLS
BUCKLEY FLAT
GILLIS RANGE
WALKER LAKE VALLEY
Hawthorne
SODA SPRING VALLEY
Luning
GARFIELD HILLS
BLACK DYKE MOUNTAIN
Mina
GARFIELD FLAT
KIBBY FLAT
NYE
MINERAL
ESMERALDA
0 5 10 20
Kilometers
FORTITUDE GOLD CORP.
Map Scale: 1:350,000
Coordinate System: WGS84 UTM Zone 11N
Revision Date: 9/25/22
360,000
370,000
380,000
390,000
400,000
410,000
420,000
430,000
440,000
4,296,000
4,288,000
4,280,000
4,272,000
4,264,000
4,256,000
4,248,000
4,240,000

The map above shows our five properties located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver deposits.

Isabella Pearl, Nevada, USA. (100% owned) Isabella Pearl, located approximately 10 km (6 mi) north of the town of Luning in Mineral County, Nevada at latitude N38.60°, longitude W118.18° (UTM 397,665 E, 4,273,011 N, Zone 11) is an open pit operation. The Isabella Pearl operation covers an area of 9,777 acres (3,957 hectares) consisting of 568 unpatented mining claims.  The Isabella Pearl deposits belong to the high-sulfidation class of epithermal mineral deposits. Processing facilities include a heap leach with a crushing circuit located on site. Gold production from Isabella Pearl for the years ended December 31, 2021, 2020, and 2019 was 46,459, 29,479, and 10,883 ounces, respectively. Isabella Pearl reported 121,500 ounces of gold reserves as of December 31, 2021.

Golden Mile, Nevada, USA. (100% owned) Golden Mile is located in the Bell Mining District, Mineral County, Nevada, approximately 35 km (22 mi) east of the town of Luning in Mineral County, Nevada at latitude N38.51°, longitude W 117.77° (UTM 433,190 E, 4,262,848 N, Zone 11). The property covers an area of approximately 11,811 acres (4,780 hectares) consisting of 599 unpatented and 5 patented claims, 4 owned and one leased. Mineralization at Golden Mile is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. In November 2021, we disclosed our maiden Mineral Resource estimate for Golden Mile consisting of 78,500 Indicated gold ounces at 1.13 g/t Au and 84,500 Inferred gold ounces at 1.10 g/t Au.

Mina Gold, Nevada, USA. (100% owned) Mina Gold is also located in the Bell Mining District, Mineral County, Nevada, approximately 25 km (16 mi) east of the town of Luning in Mineral County, Nevada.  Our current land position covers 1,624 acres (657 hectares) which includes 74 unpatented lode mining claims and 5 patented mining claims, which we own.  Gold mineralization at Mina Gold is hosted by epithermal quartz veins occurring along fault zones in volcanic host rock outcropping at the surface.  Our drilling has encountered gold at shallow depths <60 m (197 ft) including 15.24 m (50 ft) of 3.34 g/t Au from surface and 12.19 m (40 ft) 2.98 g/t Au from 6.10 m (20 ft) downhole.

County Line, Nevada, USA. (100% owned) County Line is located approximately 30 km (19 mi) northeast of the town of Luning, Nevada. The property land package is 2,320 acres (939 hectares) consisting of 116 unpatented lode mining claims and 6 unpatented placer mining claims located in Mineral and Nye counties, Nevada.  The property is part of the Paradise Peak district of high sulfidation epithermal deposits.  The district historically produced a total of 1.5 million ounces of gold. County Line historically produced a total of 88,400 ounces of gold from two open pits.

East Camp Douglas, Nevada, USA. (100% owned) East Camp Douglas is located approximately 10 km (6 mi) southwest of the town of Mina in Mineral County, Nevada. The property covers an area of 5,571 acres (2,255 hectares) consisting of 289 unpatented claims, 16 patented claims and additional fee lands.  Epithermal gold-silver mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Our exploration efforts have focused on understanding geologic structures associated with the silicified lithocap located on the southern end of the East Camp Douglas property.

Ripper
Lovelock
TRINITY RANGE
GRANITE SPRINGS VALLEY
LOWER VALLEY
BUENA VISTA VALLEY
Churchill
Pershing
WEST HUMBOLDT RANGE
FORTYMILE DESERT
Naval Air Station Fallon Target B20
CARSON SINK
DIXIE VALLEY
Fallon National Wildlife Refuge
Stillwater National Wildlife Refuge
Willow Lake
Lead Lake
LAHONTAN VALLEY
Fallon Paiute Shoshone Reservation
Fallon
Fernley
Naval Air Station Fallon
EDWARD CREEK VALLEY
US Naval Reservation Training Area
FAIRVIEW VALLEY
US Naval Reservation Target Area
SMITH CREEK VALLEY
330,000
360,000
390,000
420,000
450,000
4,460,000
4,440,000
4,420,000
4,400,000
4,380,000
4,360,000
0 5 10 20
Kilometers
FORTITUDE GOLD CORP.
Map Scale: 1:600,000
Coordinate System: WGS84 UTM Zone 11N
Revision Date: 9/25/22

The map above shows the location of our Ripper property.

Ripper, Nevada, USA. (100% owned) Ripper is located approximately 40 km (25 mi) from the town of Lovelock in west-central Nevada.  The property is close to our other Walker Lane Mineral Belt properties and consists of 72 unpatented lode mining claims covering approximately 1,400 acres (567 hectares) in Pershing and Churchill counties, Nevada. Our initial exploration focus will be on understanding the lithological, structural and alteration characterization of historic gold mineralization occurring in the property’s Hughes Canyon target area.

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

Operating Property

Isabella Pearl

The Isabella Pearl Mine is our only operating property.

History: The Isabella Pearl mine is in the Santa Fe Mining District. Although the district was discovered in the late 19th century, no work on the Isabella Pearl mine area was done until the 1930’s when the Gilbert brothers completed a 120 m (400 ft) drift at Isabella. The brothers encountered up to one ounce of gold per ton in spots, but no economic material was produced. Modern exploration and development of the general area around the Isabella Pearl mine began in the early 1970’s by various companies. The Isabella mine was held by B. Narkaus until 1978 and was subsequently leased by Joe Morris the same year. Mr. Morris and three partners re-located some of the Isabella claims and subsequently leased them to the Combined Metals Reduction Company (Combined Metals). From 1987 through 1990, Combined Metals Reduction Company drilled the Isabella Pearl mine area during its joint venture with Homestake Mining Company. A total of 22,427.3 m (73,587 ft) of reverse circulation and diamond core drilling has been performed at the Isabella Pearl property prior to acquisition by the Company.

Background:  In August 2016, we purchased Walker Lane Minerals Corp., which owns a 100% interest in the Isabella Pearl Mine which covers an area of 8,891 acres consisting of 496 unpatented claims.  Since acquisition, we have staked an additional 72 claims to expand our land holding to 9,777 acres.  In April 2018, we released our maiden Proven and Probable mineral reserve estimate for the Isabella Pearl Mine totaling 192,600 gold ounces at an average grade of 2.22 g/t.  In 2019, we commenced production of gold doré from an open pit heap leach operation.  Based on metallurgical testing, we expect ultimate gold recoveries of approximately 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore. The Isabella Pearl Mine is subject to a 2.75% net smelter return royalty.

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

Facilities:  We were granted a positive Record of Decision (“ROD”) from the BLM on the Environmental Assessment (“EA”) for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction progress in 2018 included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. In 2018, we began installation of the Adsorption, Desorption and Recovery (ADR) processing facility, installed our crushing facility and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of ~1 g/t gold. Power is currently supplied by three diesel-powered electric generators. Fuel for the generators is stored in two above-ground tanks on graded areas with HDPE-lined floors and berms for secondary containment to provide emergency capture of 110-percent of the largest fuel tank/vessel volume.  Industrial water is supplied from three production water wells. We achieved first gold production approximately 10 months after breaking ground on the project. During the second quarter of 2020 our overburden removal reached the first benches in the high-grade Pearl portion of the deposit estimated at ~3.7 g/t average with a ~5.0 g/t gold core deeper in the deposit than currently in development. The net book value of the property at December 31, 2021 was $32.5 million.

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

Exploration Properties

Our exploration properties are all located in west-central Nevada with good connections to the infrastructure of west-central Nevada, with access roads to each project site.  There is no plant or equipment on any of our exploration properties.

Golden Mile

History: The Golden Mile property is located within the Bell Mining District (also known as the Cedar Mountain District). The property has a long history which includes limited mining development, as well as a considerable amount of recent exploration activity including mapping, surface and underground sampling, geophysical surveys and drilling. This exploration activity was completed by several companies and has defined a significant area of gold mineralization associated with skarn development and gold stockwork mineralization along intrusive contact zones with surrounding sediments. A total of 20,156.7 m (66,131 ft) of air rotary, reverse circulation and diamond core drilling has been performed at the Golden Mile property prior to acquisition by the Company. This included work by Standard Slag, the Elmwood JV, Battle Mountain, USMX, Teck, Cordex, Roscan and Kinross companies. The vast majority of the drilling has been directed towards the Main Zone, located on the patented mineral claims.

Background: On June 15, 2020, we purchased a 100% interest in the Golden Mile property located in Nevada’s Walker Lane Mineral Belt.  The property is subject to a 3% net smelter return royalty. The property covers an area of approximately 9,300 acres consisting of 451 unpatented and 5 patented claims, 4 owned and one leased. Since acquisition, we have staked an additional 148 unpatented claims to expand our land holding to 11,811 acres. The property is located in the Bell Mining District, Mineral County, Nevada, approximately 36 kilometers (22 miles) east of the town of Luning, Nevada. Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics. In 2021, we continued our surface diamond drilling program in the mineral resource area on the patented claims.  We completed seven diamond drill holes totaling 924 meters for collection of material for metallurgical testing and resource definition.  In 2021, we also completed 58 reverse circulation (RC) holes totaling 8,327 meters for further resource definition. We continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property. We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted alongside exploration efforts to move this property forward. In 2021, we disclosed our maiden Mineral Resource estimate for Golden Mile conforming to the newly adopted Securities and Exchange Commission’s SK 1300 regulations. Our estimates of in-situ ounces consist of 78,500 Indicated gold ounces at 1.13 g/t and 84,500 Inferred gold ounces at 1.10 g/t. The initial Mineral Resource is located on patented claims and mineralization remains open both on strike and at depth, extending on to adjoining unpatented lode mining claims. Condemnation RC drilling commenced in 2021 to confirm locations for heap leach pad, process facilities and waste storage facilities.  In 2022, we are planning further definition RC drilling to convert mineral resources to mineral reserves and test the depth and strike extent of the deposit.

Accessibility and Transportation to the Property: The Golden Mile property is accessible, in part, by highway and maintained county dirt and gravel roads. The property can be reached from Hawthorne via Highway 95 east to Luning, then northeast on Nevada Highway 361, then south on gravel Nevada State Road 89 about 24 mi to an unimproved dirt road which leads westward to the property. Alternatively, from Tonopah, travel 3 mi west on U.S. Highway 95 to gravel Road 89, then northwest to about 43 mi to the unimproved road leading west to the property. Both Hawthorne and Tonopah offer motel accommodations, restaurants, grocery stores and other services as well as fuel and other supplies. They are each the county seat for the respective counties of Mineral and Nye.

Infrastructure: The closest power lines are located 5 mi to the east in lone Valley. Future power needs for a proposed project at Golden Mile would likely require diesel powered generation.  Perennial streams are not present in the Golden Mile property area; however, there are a number of springs within the project area. Drilling activities have identified potential groundwater sources for any future mine production and processing requirements.  Hydrogeologic studies are currently ongoing to further characterize groundwater resources in the project area. Production water for the project will likely come from a groundwater well to be drilled on the Golden Mile property. Our exploration disturbance activities utilize existing roads and disturbed areas to the extent possible, including pre-existing drill roads utilized by prior exploration companies within the Golden Mile property area. Access roads, drill pads and sumps have been constructed with earthmoving equipment. The net book value of property at December 31, 2021 was $0.7 million.

Mina Gold

In August of 2016, we purchased a 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property has the potential to be a future open pit heap leach gold operation.  In 2021, we continued to evaluate the known mineralized zone among a much larger conceptual plan of multiple open pits along a trend to the southeast onto the Golden Mile property which will feed ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Base line and background studies are being evaluated and budgeted.

County Line

In March 2018, we purchased a 100% interest in the County Line property. The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties. The property is subject to a 3% net smelter return royalty.  In addition, we staked additional unpatented claims around the property to strengthen the land position and exploration potential.  During 2021, we continued to review historical geological, exploration and mining data in preparation for an initial surface drilling program at County Line.

East Camp Douglas

In January 2017, we purchased a 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt. The property is subject to a net smelter return royalty ranging from 1% to 3%. The property covers an area of 5,571 acres consisting of 289 unpatented claims, 16 patented claims and additional fee lands in Mineral County, Nevada. Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Modern exploration by several mining and exploration companies has established modest gold resource potential in at least five separate areas on the property, with over 3,000 meters of drill core and a large exploration database. We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program. In 2020, we completed a reconnaissance drill program looking primarily for geologic structures with 11 holes totaling 1,565 meters targeting three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. These mineralized zones returned significant drill results including 17.92 meters grading 1.29 g/t gold hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. In 2021, we evaluated drill results and commenced planning for follow-up drilling to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Ripper

In June 2021, we purchased a 100% interest in the Ripper property straddling the Pershing and Churchill county line in west-central Nevada. The property is subject to a 3% net smelter return royalty. The property is close to our other Walker Lane Mineral Belt properties and consists of 72 unpatented lode mining claims covering approximately 1,400 acres.  Known gold mineralization at Ripper occurs in a Triassic package of limestones, limestone collapse breccias, and mudstones of the Auld Lang Syne group. Three principal types of alteration carrying gold values include jasperoidization and quartz veining within limestone beds, mudstone breccia with a quartz-calcite cement or en echelon quartz veins, and variably silicified and hematitic limestone collapse breccias. Recent surface rock chip samples have returned values up to

6.3 g/t gold. During 2021, we reviewed historical geological and exploration data in preparation for fieldwork in 2022 and a future initial surface drilling program.

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

As of December 31, 2021, our estimate of Proven and Probable (“P&P”) reserves, all of which pertain to the Isabella Pearl Mine, was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	483,300	5.26	47	5.89	81,800	733,100	91,600
Probable	425,500	2.04	16	2.26	27,900	221,000	30,900
Proven and Probable Total	908,800	3.75	33	4.19	109,700	954,100	122,500
High-Grade Stockpile	14,000	10.09	88	11.26	4,500	39,600	5,000
Low-Grade Stockpile	435,000	0.53	5	0.59	7,300	63,900	8,200
Isabella Pearl Mine Total	1,357,800	2.78	24	3.11	121,500	1,057,600	135,700

Notes to the 2021 P&P reserves:

1.	Metal prices used for P&P reserves were $1,738 per ounce of gold and $23.22 per ounce of silver. These prices reflect the consensus 2022-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, November 30, 2021).
2.	Gold equivalent is 74.85:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2021 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2020, our estimate of P&P reserves was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	684,500	5.77	39	6.23	126,900	867,200	137,200
Probable	595,600	1.71	10	1.83	32,700	187,800	34,900
Proven and Probable Total	1,280,100	3.88	26	4.18	159,600	1,055,000	172,100
Low-Grade Stockpile	582,600	0.51	3	0.54	9,600	50,700	10,200
Isabella Pearl Mine Total	1,862,700	2.83	18	3.04	169,200	1,105,700	182,300

Notes to the 2020 P&P reserves:

1.	Metal prices used for P&P reserves were $1,477 per ounce of gold and $17.47 per ounce of silver. These prices reflect the three-year trailing average prices for gold and silver.
2.	Gold equivalent is 84.54:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.38 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2020 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.
8.	100% of the pit constrained Mineralized Material was converted to reserves.

Mineral Resources Exclusive of Mineral Reserves (metric units)

A Mineral Resource is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no guarantee that all or any part of the mineral resource will be converted into mineral reserves. Confidence in the estimate of Inferred Mineral Resources is insufficient to allow the meaningful application of technical and economic parameters.

As of December 31, 2021, our estimate of Mineral Resources was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Measured and Indicated Resources
Isabella Pearl Mine
Oxide
Measured	89,000	2.38	55	3.11	6,800	157,600	8,900
Indicated	357,600	0.99	9	1.10	11,300	96,200	12,600
Measured and Indicated Oxide Total	446,600	1.26	18	1.50	18,100	253,800	21,500
Sulfide
Measured	110,600	4.98	51	5.66	17,700	180,100	20,100
Indicated	40,800	3.79	48	4.43	5,000	62,700	5,800
Measured and Indicated Sulfide Total	151,400	4.66	50	5.33	22,700	242,800	25,900
Isabella Pearl Mine Measured and Indicated Total	598,000	2.12	26	2.47	40,800	496,600	47,400
Golden Mile Property
Oxide
Measured	—	—	—	—	—	—	—
Indicated	2,160,000	1.13	—	1.13	78,500	—	78,500
Measured and Indicated Oxide Total	2,160,000	1.13	—	1.13	78,500	—	78,500
Measured and Indicated Total	2,758,000	1.35	6	1.42	119,300	496,600	125,900
Inferred Resources
Isabella Pearl Mine
Oxide Inferred	259,400	1.30	12	1.46	10,800	102,800	12,300
Sulfide Inferred	28,800	3.77	56	4.52	3,500	51,600	4,200
Isabella Pearl Mine Inferred Total	288,200	1.55	17	1.78	14,300	154,400	16,500
Golden Mile Property
Oxide Inferred	2,400,000	1.10	—	1.10	84,500	—	84,500
Golden Mile Inferred Total	2,400,000	1.10	—	1.10	84,500	—	84,500
Inferred Total	2,688,200	1.15	—	1.17	98,800	154,400	101,000

Notes to the 2021 Mineral Resources:

1.	Metal prices used for P&P reserves were $1,738 per ounce of gold and $23.22 per ounce of silver. These prices reflect the consensus 2022-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, November 30, 2021).
2.	Gold equivalent is 74.85:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide and 0.34 g/t Au for Golden Mile Property Oxide.
4.	Whole block diluted estimates are reported within an optimized pit shell.

5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	Mineral resources reported are exclusive of mineral reserves.

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

During the years ended December 31, 2021 and 2020, we produced 46,459 and 29,479 ounces of gold.  The increased production is primarily due to higher leach pad recoveries due to higher grade ore placed on the pad and under the leaching process.   We reached high-grade zone of the Pearl Phase 1 in the third quarter of 2020 and continued mining the Pearl Phase 1 for the first half of 2021 which was stockpiled at the end of the second quarter of 2021.  This high-grade ore was processed in the second half of 2021 while we were mining waste from Pearl Phase 2.

Our grade of ore mined increased 55% in 2021 from 2020 as a result of the mining of the high-grade Phase 1 Pearl which was reached in the third quarter of 2020 and fully mined and stockpiled by the end of second quarter 2021.  We processed this higher-grade ore in the second quarter of 2021 which resulted in more ounces recovered and sold in 2021 over 2020.

Gold ore grades vary depending on the areas of the Isabella Pearl Mine being mined at any given time.  We have seen an expected increase of gold ore grades as we have reached the Pearl Phase 1.  We began mining Pearl Phase 2 in the third quarter of 2021 and reached the mineralization in fourth quarter of 2021. Pearl Phase 2 gold grades are expected to be slightly lower than Pearl Phase 1

Consolidated Results of Operations – Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Sales, net.  For the year ended December 31, 2021, net sales were $82.1 million as compared to $54.0 million for the same period in 2020.  The $28.1 million or 52% increase is primarily attributable to a 53% increase in sales volumes and was slightly offset by a 1% decrease in the average realized price of gold. For the year ended December 31, 2021, gold sales volumes increased 53% from the same period in 2020 as a result of higher-grade ore mined and processed, as noted above in “Operating Data”. Although average realized sales price of gold did not significantly decrease from 2020, significant changes in gold price could have a material impact on operations.

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

Mine gross profit. For the year ended December 31, 2021, mine gross profit totaled $40.6 million compared to $16.2 million for the same period in 2020. The change is attributable to higher sales and lower cash cost per gold ounce sold due to mining efficiencies and higher-grade ore mined in 2021 as compared to 2020 as well as no net realizable value expense related to our inventory in 2021 as noted above.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)

21†	Subsidiaries
23.1†	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm
23.2*	Consent of Haynie and Company, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95†	Mine Safety Disclosures
96.2*	Amended S-K 1300 Technical Report Summary of the Isabella Pearl Mine
96.3*	Consent of Christopher Emanuel with respect to Amended S-K 1300 Technical Report Summary of the Isabella Pearl Mine
96.4*	Consent of Ian H. Crundwell with respect to Amended S-K 1300 Technical Report Summary of the Isabella Pearl Mine
96.5*	Consent of Donald E. Hulse with respect to Amended S-K 1300 Technical Report Summary of the Isabella Pearl Mine
96.6*	Amended Initial Assessment Technical Report Summary for the Golden Mile Property
96.7*	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Project
96.8*	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Project
96.9*	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Project
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

*Filed with this Form 10-K/A.

†Previously filed with the Form 10-K on March 1, 2022.

The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K/A and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 15, 2022.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason D. Reid	Chief Executive Officer, President and Director
Jason D. Reid	(Principal Executive Officer)

/s/ John A. Labate	Chief Financial Officer
John A. Labate	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors
Bill M. Conrad

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act

Every registrant which filed an annual report on this Form pursuant to Section 15(d) of the Act shall furnish to the Commission for its information at the time of filing its report on this Form the following:

Every proxy statement, form of proxy statement or other proxy soliciting material sent to more than 10 of the registrant's security holders with respect to any annual or other meeting of security holders.

FORTITUDE GOLD CORPORATION		CONTROL ID:
REQUEST ID:

Notice of the Annual Meeting of Stockholders
	DATE:	Wednesday, May 18, 2022
	TIME:	9:00 A.m. local time
	LOCATION:	Double Tree by Hilton Hotel, 1775 E. Cheyenne Mountain Blvd., Colorado Springs, Colorado

IMPORTANT NOTICE REGARDING THE AVAILABILITY OF PROXY MATERIALS HOW TO REQUEST PAPER COPIES OF OUR MATERIALS

PHONE: Call toll free 1-866-752-8683	FAX: Send this card to 202-521-3464	INTERNET: https://www.iproxydirect.com/FTCO and follow the on-screen instructions.	EMAIL: proxy@iproxydirect.com Include your Control ID in your email.

This communication represents a notice to access a more complete set of proxy materials available to you on the Internet. We encourage you to access and review all of the important information contained in the proxy materials before voting. The proxy statement is available at: https://www.iproxydirect.com/FTCO

If you want to receive a paper copy of the proxy materials you must request one. There is no charge to you for requesting a copy.  To facilitate timely delivery please make the request, as instructed above, before May 3, 2022.

you may enter your voting instructions at https://www.iproxydirect.com/FTCO until 11:59 pm eastern time May 17, 2022.

The purposes of this meeting are as follows:

1.
to elect the directors who shall constitute Fortitude Gold’s Board of Directors for the ensuing year;
2.
to ratify the appointment of Haynie & Company as Fortitude Gold’s independent registered public accounting firm for the fiscal year ending December 31, 2022; and
3.
to transact such other business as may properly come before the meeting or any adjournments or postponements thereof.

The board of directors has fixed the close of business on March 21, 2022 as the record date for the determination of stockholders entitled to receive notice of the Annual Meeting and to vote the shares of our common stock, par value $.001 per share, they held on that date at the meeting or any postponement or adjournment of the meeting.

The Board of Directors recommends that you vote ‘for’ all proposals above.

Please note - This is not a Proxy Card - you cannot vote by returning this card

FORTITUDE GOLD CORPORATION THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS annual meeting OF STOCKHOLDERS – May 18, 2022 at 9:00 AM LOCAL TIME
CONTROL ID:
REQUEST ID:

The undersigned stockholder of Fortitude Gold acknowledges receipt of the Notice of the Annual Meeting of Stockholders to be held May 18, 2022, 9:00 a.m. local time at Double Tree By Hilton Hotel, 1775 E Cheyenne Mountain Blvd., Colorado Springs, CO 80906. The undersigned stockholder of Fortitude Gold hereby appoints Jason Reid with the power of substitution, as Attorney and Proxy to vote all the shares of the undersigned at said annual meeting of stockholders and at all adjournments thereof, hereby ratifying and confirming all that said Attorney and Proxy may do or cause to be done by virtue hereof. The above named Attorney and Proxy is instructed to vote all of the undersigned’s shares as follows:

(CONTINUED AND TO BE SIGNED ON REVERSE SIDE.)

VOTING INSTRUCTIONS
If you vote by phone, fax or internet, please DO NOT mail your proxy card.

	MAIL:	Please mark, sign, date, and return this Proxy Card promptly using the enclosed envelope.
	FAX:	Complete the reverse portion of this Proxy Card and Fax to 202-521-3464.
	INTERNET:	https://www.iproxydirect.com/FTCO
	PHONE:	1-866-752-VOTE(8683)

ANNUAL MEETING OF THE STOCKHOLDERS OF FORTITUDE GOLD CORPORATION				PLEASE COMPLETE, DATE, SIGN AND RETURN PROMPTLY IN THE ENCLOSED ENVELOPE. PLEASE MARK YOUR VOTE IN BLUE OR BLACK INK AS SHOWN HERE: ⌧

PROXY SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

Proposal 1			à	FOR	WITHHOLD
Election of Directors:
	Jason D. Reid			◻	◻
	Bill M. Conrad			◻	◻		Control ID:
REQUEST ID:
Proposal 2			à	FOR	AGAINST	ABSTAIN
	To ratify the appointment of Haynie & Company as Fortitude Gold’s independent registered public accounting firm for the fiscal year ending December 31, 2022.			◻	◻	◻

MARK “X” HERE IF YOU PLAN TO ATTEND THE MEETING: ◻

THE BOARD OF DIRECTORS RECOMMENDS A VOTE ‘FOR’ FOR PROPOSAL 1 AND THE BOARD OF DIRECTORS RECOMMENDS YOU VOTE ‘FOR’ PROPOSAL 2.

THIS PROXY, WHEN PROPERLY EXECUTED, WILL BE VOTED AS DIRECTED HEREIN BY THE UNDERSIGNED STOCKHOLDER. IF NO DISCRETION IS INDICATED, THIS PROXY WILL BE VOTED IN FAVOR OF ALL NOMINEES TO THE BOARD OF DIRECTORS AND PROPOSAL 2.

MARK HERE FOR ADDRESS CHANGE ◻ New Address (if applicable):

____________________________
____________________________
____________________________

IMPORTANT: Please sign exactly as your name or names appear on this Proxy. When shares are held jointly, each holder should sign. When signing as executor, administrator, attorney, trustee or guardian, please give full title as such. If the signer is a corporation, please sign full corporate name by duly authorized officer, giving full title as such. If signer is a partnership, please sign in partnership name by authorized person.

Dated: ________________________, 2022

(Print Name of Stockholder and/or Joint Tenant)

(Signature of Stockholder)

(Second Signature if held jointly)