Form 10-K
period 2022-12-31
Fortitude Gold Corp
filed 2023-02-28
CIK 1828377

][

‘’’’’’’’’’’

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $127,000,000. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 27, 2023 was 24,084,542.

Documents Incorporated by Reference

Not applicable.

CAUTIONARY STATEMENT

Descriptions of agreements or other documents contained in this report are intended as summaries and are not necessarily complete. Please refer to the agreements or other documents filed or incorporated herein by reference as exhibits. Please see Item 15. Exhibits for a complete list of those exhibits.

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by words such as “plan,” “target,” “anticipate,” “believe,” “estimate,” “intend”, “expect,” “may,” “should,” “will,” “likely,” and similar expressions with respect to future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. If you are risk-averse, you should NOT buy shares in Fortitude Gold Corporation.  Unexpected events happen and are likely to change forecasts and targets. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The Biden administration’s current and future stance on resource permitting and development
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Commodity price fluctuations
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

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

We own 100% of six properties in Nevada, totaling 1,806 unpatented lode and placer mineral claims, and mill site claims covering approximately 32,744 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented claims without payments of production royalties to the U.S. government, subject to the surface management regulations of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented claims. Annual claim maintenance fees of $320,391 were paid during 2022.

In addition to the unpatented claims, we also own 21, and lease one, patented mining claims covering approximately 165 acres and an additional 201 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2023.

All our properties are located in Nevada, five are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production and one in west-central Nevada. Activities at our properties in Nevada range from exploration at East Camp Douglas and Ripper, mineral delineation at Mina Gold, resource definition, engineering and permitting at County Line and Golden Mile, to production at Isabella Pearl. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, Goldfield, and Rochester districts.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. We maintain insurance policies against property loss of our Isabella Pearl process facility. Insuring additional facilities, including the open pit and the heap leach pad, from natural occurrences like earthquakes are currently cost prohibitive. Such insurance contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular event.

Environmental Matters

We conduct our operations while protecting the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2022, $5.9 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

Competitive Business Conditions

The acquisition of gold and silver properties is subject to intense competition. Identifying and evaluating potential mining prospects is a costly and time-consuming endeavor. We may be at a competitive disadvantage compared to many other companies with regard to exploration and, if warranted, advancement of mining properties. We believe that competition for acquiring mineral prospects and retaining experienced mining professionals will continue to be intense in the future.

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

Customers

For both the years ended December 31, 2022 and 2021, one customer accounted for 97% and 96%, respectively, of our revenue from our Isabella Pearl mine. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 60 full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 35 individuals employed by third parties in Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

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

Office Facilities

Our executive and administrative headquarters are located at 2886 Carriage Manor Point, Colorado Springs, Colorado 80906 under a renewable one-year lease at a cost of $5,000 per month.

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

During 2022, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,629 per ounce to a high of $2,039 per ounce while the price of silver fluctuated from a low of $21.52 per ounce to a high of $29.58 per ounce. As of February 27, 2023, gold and silver prices were $1,819 per ounce and $20.73 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2018	2019	2020	2021	2022
Gold:
High	$1,355	$1,546	$2,067	$1,943	$2,039
Low	$1,178	$1,270	$1,474	$1,684	$1,629
Average	$1,268	$1,393	$1,770	$1,799	$1,800
Silver:
High	$17.52	$19.31	$28.89	$29.58	$26.18
Low	$13.97	$14.38	$12.01	$21.52	$17.77
Average	$15.71	$16.21	$20.55	$25.04	$21.71

We may not continue to be profitable. During the fiscal year ended December 31, 2022, we reported net income of $14.7 million.  Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if proven and probable mineral reserves and/or measured and indicated resources exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. If we receive the necessary permits and make a positive development decision, we may require significant additional capital to bring the project into production. We have spent, and may be required to continue to expend, significant amounts of capital for drilling, geological and geochemical analysis, assaying, feasibility studies, engineering, mine construction and development, and mining and process equipment in connection with our exploration, development, and production activities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and current results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals, the condition of the debt and equity markets, and the costs associated with extracting minerals. We may need financing and if so, may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Not having the cash available and/or failure to obtain such additional financing could result in the delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

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

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2022, we have not recorded a valuation allowance for our net deferred tax assets.

Our accounting and other estimates may be imprecise. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosure of assets, liabilities, revenue and expenses at the date of the consolidated financial statements and reporting periods. The more significant areas requiring the use of management assumptions and estimates relate to:

●	Mineral reserves and mineral resources that are the basis for future income and cash flow estimates and units-of-production depreciation, depletion and amortization calculations;
●	Future ore grades, throughput and recoveries;
●	Future metals prices;
●	Future capital and operating costs;
●	Environmental, reclamation and closure obligations;
●	Permitting and other regulatory considerations;
●	Asset impairment; and
●	Deferred tax asset valuation impairment.

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

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical exploration results, estimates of and assumptions regarding the extent of mineral resources, and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including the ability to permit and compliance with existing regulations) which may contain information or data that we are unable to independently verify or confirm. All these factors are uncertain and may have an impact on our ability to develop the properties.

As a result of these uncertainties, our exploration programs and any acquisitions which we may pursue may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, results of operations and financial position and price of our common stock.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore recovered may vary from our estimates. The proven and probable reserves stated in this Form 10-K report represent the amount of gold and silver we estimated, on December 31, 2022, that could be economically and legally extracted or produced at the time of the reserve determination. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

Any material changes in mineral resource and reserve estimates may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for gold or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to extract gold or silver, could have a material adverse effect on our results of operations, financial condition, and stock price.

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

A significant delay or disruption in sales of doré as a result of the unexpected disruption in services provided by smelters or refiners could have a material adverse effect on results of operations.  We rely on third party refiners and smelters to refine and process and, in some cases, purchase, the gold and silver doré produced from our mine. Access to refiners and smelters on economic terms is critical to our ability to sell our products to buyers and generate revenues. We periodically enter into agreements with refiners and smelters, some of which operate their refining or smelting facilities outside the United States, and we believe we currently have relationships with and/or contractual arrangements with a sufficient number of refiners and smelters so that the loss of any one refiner or smelter would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner or smelter may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or smelters or the inability to agree on acceptable commercial or legal terms with a refiner or smelter. Such an event or events may disrupt an existing relationship with a refiner or smelter or result in the inability to create a contractual relationship with a refiner or smelter, which may leave us with limited, uneconomical or no access to refining or smelting services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré. We cannot ensure that alternative refiners or smelters would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect our results of operations.

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

We do not, or cannot, insure against all of the risks to which we may be subject in our operations and development. While we currently maintain general commercial liability and limited property insurance in Nevada, we may be subject to liability for certain environmental, pollution or other hazards associated with mineral exploration and mine construction, and production for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

Regulatory Risk Factors

Our operations are subject to permitting requirements which could result in the delay, suspension, or termination of our operations. Our operations, including our ongoing exploration drilling programs and production, require permits from numerous governmental authorities. If we cannot obtain or maintain the necessary permits or if there is a delay in receiving future permits, our timetable and business plan will be adversely affected. We have from time to time relied on third party environmental firms to assist in our efforts to obtain and remain current with required regulations and permits. While we attempt to manage and oversee third party firms, we are dependent on the firms to operate in a professional and knowledgeable manner.

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

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of February 27, 2023, there were 24,084,542 outstanding shares of common stock, 308,666 options issued and outstanding, no outstanding shares of preferred stock and no outstanding warrants. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

We may issue shares of preferred stock that would have a liquidation preference to our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of February 27, 2023, there was no preferred stock outstanding.

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

We depend upon our management and key employees and the loss of any of these individuals could adversely affect our business. We are dependent on our executive officers and other key employees for our operations. If any of these individuals were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. Competition for industry professionals is fierce. We have no life insurance on any individual, and we may be unable to hire a suitable replacement on favorable terms should that become necessary

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Oregon
Idaho
Humboldt
Elko
Washoe
Pershing
Ripper
Lander
Eureka
Utah
Churchill
Storey
White Pine
Carson City
Lyon
Douglas
County Line
Isabella Pearl
Mineral
Mina Gold
Nye
Golden Mile
East Camp Douglas
Esmeralda
Lincoln
California
Clark
Arizona
0 20 40 80 120 160 Kilometers
FORTITUDE GOLD CORP.
Map Scale: 1:3,000,000
Coordinate System: WGS84 TUM Zone 11N
Revision Date 9/25/2022

Properties Overview

We classify our mineral properties into three categories: “Operating Properties”, “Development Properties”, and “Exploration Properties”. Operating Properties are properties with material extraction of mineral reserves. Development Properties are properties that have mineral reserves disclosed, with no material extraction.  Exploration Properties are properties that have no mineral reserves disclosed.  We consider Isabella Pearl, County Line and Golden Mile to be material properties under the Securities and Exchange Commission’s Regulation S-K 1300 regulations due to Isabella Pearl being our only operating property and County Line and Golden Mile being in the resource definition, engineering and permitting phase. Our other properties are not considered material under the Securities and Exchanges Commission’s Regulation S-K 1300 due to their earlier stages of exploration. As of February 28, 2023 we did not have any Development Properties.

The map above shows the location of our properties within the state of Nevada.

Nevada Overview

In Nevada, we are the owner of six properties totaling 1,806 unpatented lode and placer mineral claims, and mill site claims covering approximately 32,744 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented claims without payments of production royalties to the U.S. government, subject to the surface management regulation of the BLM.  Currently, annual claim maintenance fees are the only federal payments related to unpatented claims.  Annual claim maintenance fees of $320,391 were paid during 2022.

In addition to the unpatented claims, we also own 21, and lease one, patented mining claims covering approximately 165 acres and an additional 201 acres of fee lands in Mineral County, Nevada.  Patented claims and fee lands, unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2023.

Activities at our properties in Nevada range from exploration at East Camp Douglas and Ripper, mineral delineation at Mina Gold, resource definition, engineering and permitting at County Line and Golden Mile to production at Isabella Pearl.  We believe that our portfolio of Nevada properties has excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined in the nearby Paradise Peak, Borealis, Bodie, Tonopah, Goldfield and Rochester districts.

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

Isabella Pearl, Nevada, USA. (100% owned) Isabella Pearl, located approximately 10 km (6 mi) north of the town of Luning in Mineral County, Nevada at latitude N38.60°, longitude W118.18° (UTM 397,665 E, 4,273,011 N, Zone 11) is an open pit operation. The Isabella Pearl operation covers an area of 9,777 acres (3,957 hectares) consisting of 568 unpatented lode mineral claims.  The Isabella Pearl deposits belong to the high-sulfidation class of epithermal mineral deposits. Processing facilities include a heap leach with a crushing circuit located on site. Gold production from Isabella Pearl for the years ended December 31, 2022 and 2021 was 41,231 and 46,459 ounces, respectively. Isabella Pearl reported 59,400 ounces of gold reserves as of December 31, 2022.

Golden Mile, Nevada, USA. (100% owned) Golden Mile is located in the Bell Mining District, Mineral County, Nevada, approximately 35 km (22 mi) east of the town of Luning in Mineral County, Nevada at latitude N38.51°, longitude W 117.77° (UTM 433,190 E, 4,262,848 N, Zone 11). The property covers an area of approximately 11,971 acres (4,844 hectares) consisting of 607 unpatented lode mineral claims, 74 unpatented mill site claims, and 5 patented mining claims, 4 owned and one leased. Mineralization at Golden Mile is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. In November 2021, we disclosed our maiden Mineral Resource estimate for Golden Mile consisting of 78,500 Indicated gold ounces at 1.13 g/t Au and 84,500 Inferred gold ounces at 1.10 g/t Au.

County Line, Nevada, USA. (100% owned) County Line is located approximately 30 km (19 mi) northeast of the town of Luning, Nevada. The approximate center of the historic main open pit at the County Line property is Latitude 38.759° North and Longitude 118.016° West (UTM 411,724 E, 4,290,523 N, Zone 11). The property land package is 2,401 acres (972 hectares) consisting of 116 unpatented lode mineral claims and 6 unpatented placer mineral claims located in Mineral and Nye counties, Nevada.  The property is part of the Paradise Peak district of high sulfidation epithermal deposits.  The district historically produced a total of 1.5 million ounces of gold. County Line historically produced a total of 88,400 ounces of gold from two open pits.

Mina Gold, Nevada, USA. (100% owned) Mina Gold is also located in the Bell Mining District, Mineral County, Nevada, approximately 25 km (16 mi) east of the town of Luning in Mineral County, Nevada.  Our current land position covers 1,624 acres (657 hectares) which includes 74 unpatented lode mineral claims and 5 patented mining claims, which we own.  Gold mineralization at Mina Gold is hosted by epithermal quartz veins occurring along fault zones in volcanic host rock outcropping at the surface.  Our drilling has encountered gold at shallow depths <60 m (197 ft) including 15.24 m (50 ft) of 3.34 g/t Au from surface and 12.19 m (40 ft) 2.98 g/t Au from 6.10 m (20 ft) downhole.

East Camp Douglas, Nevada, USA. (100% owned) East Camp Douglas is located approximately 10 km (6 mi) southwest of the town of Mina in Mineral County, Nevada. The property covers an area of 5,571 acres (2,255 hectares) consisting of 289 unpatented lode mineral claims, 16 patented mining claims and additional fee lands.  Epithermal gold-silver mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Our exploration efforts have focused on understanding geologic structures associated with the silicified lithocap located on the southern end of the East Camp Douglas property.

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

Ripper, Nevada, USA. (100% owned) Ripper is located approximately 40 km (25 mi) from the town of Lovelock in west-central Nevada.  The property is close to our other Walker Lane Mineral Belt properties and consists of 72 unpatented lode mineral claims covering approximately 1,400 acres (567 hectares) in Pershing and Churchill counties, Nevada. Our initial exploration focus will be on understanding the lithological, structural and alteration characterization of historic gold mineralization occurring in the property’s Hughes Canyon target area.

Glossary

The following terms used in this report have the following meanings:

ADR	An adsorption, desorption, and recovery (“ADR”) facility which recovers gold from the leached pregnant solution.

Dore:	Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Epithermal:	Used to describe gold deposits found on or just below the surface close to vents or volcanoes, formed at low temperature and pressure.

Exploration:	Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Grade:	The concentration of an element of interest expressed as relative mass units (percentage, ounces per short ton (“opt”), grams per tonne (“g/t”), etc.).

Heap Leaching:

Consists of stacking crushed or run-of-mine ore on impermeable pads, where a weak cyanide solution is applied to the surface of the heap to dissolve the gold.  The gold-bearing solution is then collected and pumped to process facilities to remove the gold by collection on carbon.

Mineral Deposit:	Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Oxide Mineral

Resources:	Gold and silver that can be extracted by heap leach.

Patented Claim:

A mining claim for which the U.S. Federal Government has passed its title to the claimant, making it private land.  A person may mine and remove minerals from a mining claim without a mineral patent. However, a mineral patent gives the owner exclusive title to the locatable minerals and in most cases, grants title to the surface.

Run-of-Mine ore:	Common lower grade ore in the deposit that does not warrant crushing.

Sulfide Mineral

Resources:	Gold and Silver not extractable by way of heap leach.

Ton:	One ton equals 2,000 pounds.

Tonne:	One tonne equals 2,204.62 pounds.

Transitional Oxide

Resources:	Gold and silver contained within both oxide and sulfide ore that can be extracted by heap leach.

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

Facilities:  We were granted a positive Record of Decision (“ROD”) from the BLM on the Environmental Assessment (“EA”) for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction progress in 2018 included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. In 2018, we began installation of the Adsorption, Desorption and Recovery (ADR) processing facility, installed our crushing facility and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of ~1 g/t gold. Power is currently supplied by three diesel-powered electric generators. Fuel for the generators is stored in two above-ground tanks on graded areas with HDPE-lined floors and berms for secondary containment to provide emergency capture of 110-percent of the largest fuel tank/vessel volume.  Industrial water is now supplied from three production water wells. We achieved first gold production approximately 10 months after breaking ground on the project. During the second quarter of 2020 our overburden removal reached the first benches in the high-grade Pearl portion of the deposit estimated at ~3.7 g/t average with a ~5.0 g/t gold core deeper in the deposit than currently in development. The net book value of the property at December 31, 2022 was $17.9 million.

Exploration Activities: In 2022, we continued to explore for additional mineral reserves at the Isabella Pearl Mine. During the year, we completed 45 holes totaling 7,309 meters (23,980 feet) of reverse circulation drilling. This mainly included in-fill and step-out drill holes on the Pearl, Scarlet, and Civit Cat targets.  The majority of this drilling was conducted within the current permitted mine plan.  Mineralization drilled in the bottom and walls of the pit late 2022 further defined oxide mineralization, oxide transitional mineralization and sulfide mineralized blocks below the permitted pit bottom.  Evaluation and permit preparation is underway to obtain an Environmental Assessment (“EA”) modification to mine the pit several benches deeper to extract accessible oxide and oxide transitional mineralized blocks.

Exploration Properties

Our exploration properties are all located in west-central Nevada with good connections to the infrastructure of west-central Nevada, with access roads to each project site.  There is no plant or equipment on any of our exploration properties.

Golden Mile

History: The Golden Mile property is located within the Bell Mining District (also known as the Cedar Mountain District). The property has a long history which includes limited mining development, as well as a considerable amount of recent exploration activity including mapping, surface and underground sampling, geophysical surveys and drilling. This exploration activity was completed by several companies and has defined a significant area of gold mineralization associated with skarn development and gold stockwork mineralization along intrusive contact zones with surrounding sediments. A total of 20,156.7 m (66,131 ft) of air rotary, reverse circulation and diamond core drilling has been performed at the Golden Mile property prior to its acquisition by the Company. This included work by Standard Slag, the Elmwood JV, Battle Mountain, USMX, Teck, Cordex, Roscan and Kinross companies. The vast majority of the drilling has been directed towards the Main Zone, located on the patented mineral claims.

Background: On June 15, 2020, we purchased a 100% interest in the Golden Mile property located in Nevada’s Walker Lane Mineral Belt. The property is subject to a 3% net smelter return royalty. The original property covered an area of approximately 9,300 acres consisting of 451 unpatented lode mineral claims and 5 patented claims, 4 owned and one leased. Since acquisition, we have staked an additional 156 unpatented lode mineral claims and 74 unpatented mill site claims, to expand our land holding to 11,971 acres. Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics.

Exploration Activities: In 2022, we continued our surface drilling program in the mineral resource area on the patented claims and adjacent unpatented lode mineral claims. In 2022, we completed 103 reverse circulation (RC) holes totaling 17,598 meters (57,735 feet) for further resource definition. We also completed four diamond drill holes totaling 336 meters (1,104 feet) for geotechnical purposes and open pit design. We continue to evaluate the known mineralized zones among a much larger conceptual project plan of multiple open pits along a trend at Golden Mile to the northwest and onto the Mina Gold property. We are evaluating the potential of at least three pits feeding ore to a strategically located heap leach and process facility. A modular process plant is being built off site, to be used at Golden Mile and other future project properties, to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Baseline and background studies are being completed and budgeted alongside exploration efforts to move this property forward towards a development decision. In 2021, we disclosed our maiden Mineral Resource estimate for Golden Mile conforming to the Securities and Exchange Commission’s Regulation S-K 1300 regulations. Our estimates of in-situ ounces consist of 78,500 Indicated gold ounces at 1.13 g/t and 84,500 Inferred gold ounces at 1.10 g/t. The initial Mineral Resource is located on patented mining claims and mineralization remains open both on strike and at depth, extending on to adjoining unpatented lode mineral claims. Our 2022 exploration intercepted numerous mineralized zones, many deep, that are now believed to be stratabound as opposed to fault/vein structures, the latter geologic model was the focus and specific design of the 2022 drill program. In 2023, we are planning further definition RC drilling to more efficiently test the open areas of the current stratabound geologic model by drilling in varying orientations relative to the strata model.  The goal is to add mineral resources and/or upgrade to mineral reserves, as well as test the depth and strike extent of the open deposit.

The Company is currently designing a phase one open-pit for the mineralization that outcrops at and near the surface.  Baseline background studies, additional permitting documentation and optimization of the mine plan layout are underway with the goal of final project permit submission for an EA. Construction of the modular process facilities, to take gold to the carbon phase, are nearing completion.  Crushing and stacking equipment have been custom built and deliveries of this and other equipment are being planned.  Heap leach pad liner and rolling stock equipment has been purchased and is being stored at the Company’s existing operations.  We look to make a development decision based on an initial phase one open-pit, using a process that takes gold to the carbon phase and then truck carbon to the nearby Isabella Pearl ADR process facility for final gold doré production.

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

Infrastructure: The closest power lines are located 5 mi to the east in lone Valley. Future power needs for a proposed project at Golden Mile would likely require diesel powered generation.  Perennial streams are not present in the Golden Mile property area; however, there are a number of springs within the project area. Drilling for monitoring wells is underway.  Hydrogeologic studies are currently ongoing to further characterize groundwater resources in the project area. Production water for the project will likely come from a groundwater well drilled on the Golden Mile property which appears to have sufficient water for the contemplated operations. Our exploration disturbance activities utilize existing roads and disturbed areas to the extent possible, including pre-existing drill roads utilized by prior exploration companies within the Golden Mile property area. Access roads, drill pads and sumps have been constructed with earthmoving equipment. The net book value of this property at December 31, 2022 was $8.7 million.

County Line

History: The County Line property is in the historic Fairplay Mining District, locally referred to as the Paradise Peak mining district. The district is known for a cluster of gold and silver bearing replacement-style high sulfidation epithermal deposits, which historically produced a total of 1,614,084 ounces of gold and 24.1 million ounces of silver from 1986 through 1994. The Paradise Peak deposit was discovered in mid-1983 by the FMC Gold Company (FMC). During the same period FMC also discovered and mined five additional satellite deposits in the same district, and this included County Line. The County Line property hosts several exploration targets including the currently inactive County Line (Main) and Porphyry (East) open-pit mines which historically produced a total of 81,000 ounces of gold and 760,000 ounces silver during the early 1990’s using a heap leach recovery process. The County Line property also hosts other targets including “Newman Ridge”. In addition to mining development and production, the County Line property has a history of exploration activity including mapping, surface sampling, geophysical surveying, and RC drilling. This exploration activity was completed by several companies, but very little to no historic exploration information was maintained, and the limited data available was transferred through changes of ownership. The Company relies on the limited syntheses and recent activities undertaken by previous workers.

Background: In March 2018, we purchased a 100% interest in the County Line property. The property is located close to our other Nevada properties in central Nevada’s Walker Lane Mineral Belt in Mineral and Nye counties. The property area covers approximately 2,401 acres and consists of 122 unpatented lode and placer mineral claims and is subject to a 3% net smelter return royalty.  The property is located on the west flank of the north-northeast trending Paradise Range and to the west of the of the former FMC Paradise Peak Mine. Nearly all the County Line property is covered with exposures of Tertiary volcanic rocks representing regional volcanism. A thick cover of various sequences of Oligocene-Miocene rocks include ash tuff, mafic flows, minor sediments, and occasional Tertiary intrusive units are present. These units are followed by cover of young basalt flows and quaternary alluvial deposits.

Exploration Activities: Upon acquisition, the Company immediately began evaluating targets for exploration particularly with activities focused on the old County Line (Main) and the Porphyry (East) pits, which are considered the highest priority prospects with resource potential. Surface exploration activities were initiated by the Company in 2018 which included high-resolution, color drone imagery to aid surface geology mapping and sampling of altered and mineralized outcrops. In 2022, we completed 73 reverse circulation (RC) holes totaling 8,231 meters (27,005 feet) for resource delineation in the Main County Line pit area. Results were widespread and sufficient to enable resource modeling. In this 10-K, we are disclosing our maiden Mineral Resource estimate for County Line consisting of 20,300 Measured gold ounces at 1.02 g/t, 19,300 Indicated gold ounces at 0.88 g/t and 13,300 Inferred gold ounces at 0.86 g/t. Mineralization remains open both on strike and at depth. The Company targets delineation of sufficient mineralization to justify a development decision for ore feed for its Isabella Pearl operation. The proximity of the County Line property to Isabella Pearl could enable trucking ore from the County Line property to the Isabella Pearl Project’s process facilities for gold production. In 2023, we are planning further definition RC drilling to expand the mineral resources and test the depth and strike extent of the deposit.

The Company is currently designing a phase one open pit to include as much of the initial resource as possible.  Baseline background studies are being planned and or are underway, and water well locations for potential process water are being identified.  A site plan design underway contemplates only mining, stacking of the waste and crushing of mineralization after which mineralization is trucked to the nearby Isabella Pearl heap leach pad and processing facility for doré production.  With no process or heap leach facility being considered at this time, with most of the processing taking place offsite, the project will have a minimal footprint and small new disturbance area which could enable expedited permitting and lower capital expenditures when compared to most other industry mine builds.

Accessibility and Transportation to the Property: The County Line property is adjacent to and accessed from Hawthorne via Highway 95 east to Luning, then northeast on paved Nevada State Highway 361. Hawthorne is 0.75 hours away and can provide basic services, lodging and a small workforce. It is the county seat for Mineral County. Fallon is 1.5 hours from the property and can also provide supplies, lodging, equipment, and a small mining work force. Reno is 2.5 hours from the property and can provide much of the needed services and materials. County Line is located approximately 26 kilometers northwest of the Company’s operating flagship Isabella Pearl gold mine via Nevada State Route 361.

Infrastructure: The property is considered to have sufficient surface area for expanding the current open pits areas. A major power transmission line is less than five miles to the south of the property, although diesel generation is contemplated. Previous operators secured water usage locally for their facilities and we also expect to develop water in adjacent areas. Only a limited amount of water will be required for the project, mainly dust suppression on haul roads, and will likely come from a groundwater well to be drilled on the property. Our exploration disturbance activities utilize existing roads and disturbed areas to the extent possible, including pre-existing drill roads constructed by prior exploration companies within the County Line property area. Access roads, exploration drill pads and sumps have been constructed with earthmoving equipment. The net book value of property at December 31, 2022 was $0.3 million.

East Camp Douglas

In January 2017, we purchased a 100% interest in the East Camp Douglas gold property located in Nevada’s Walker Lane Mineral Belt. The property is subject to a net smelter return royalty ranging from 1% to 3%. The property covers an area of 5,571 acres consisting of 289 unpatented claims, 16 patented claims and additional fee lands in Mineral County, Nevada. Precious metal epithermal mineralization at East Camp Douglas occurs as both widespread high sulfidation alteration areas and low sulfidation veins. Modern exploration by several mining and exploration companies has established modest gold resource potential in at least five separate areas on the property, with over 3,000 meters (9,843 feet) of historic drilling and a large exploration database. We believe this large property has numerous untested gold targets with open pit heap leach potential warranting an extensive exploration program. In 2022, we completed a reverse circulation drill program targeting three general areas: Discovery Breccia, Gypsum Shaft and D2 Cliffs. We completed 31 holes totaling 4.525 meters (14,845 feet) in 2022. These mineralized zones returned significant drill results including 4.57 meters grading 5.24 g/t gold within 15.24 meters grading 1.87 g/t gold hosted in brecciated vuggy silicified volcanic rock with a high degree of oxidation. In 2023, we are targeting follow-up drilling to evaluate the resource potential of the gold-bearing silicified volcanic rocks of the lithocap target area.

Mina Gold

In August of 2016, we purchased a 100% interest in the Mina Gold property located in Nevada’s Walker Lane Mineral Belt. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property has the potential to be a future open pit heap leach gold operation.  In 2022, we continued to evaluate the known mineralized zone among a much larger conceptual plan of multiple open pits along a trend to the southeast onto the Golden Mile property which will feed ore to a strategically located heap leach and process facility. The conceptualized process plant is being evaluated to take the gold to carbon stage, similar to the County Line property operating concept, and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production. Baseline and background studies are being evaluated and budgeted.

Ripper

In June 2021, we purchased a 100% interest in the Ripper property straddling the Pershing and Churchill county line in west-central Nevada. The property is subject to a 3% net smelter return royalty. The property is close to our other Walker Lane Mineral Belt properties and consists of 72 unpatented lode mining claims covering approximately 1,400 acres.  Known gold mineralization at Ripper occurs in a Triassic package of limestones, limestone collapse breccias, and mudstones of the Auld Lang Syne group. Three principal types of alteration carrying gold values include jasperoidization and quartz veining within limestone beds, mudstone breccia with a quartz-calcite cement or en echelon quartz veins, and variably silicified and hematitic limestone collapse breccias. During 2022, the Company completed its first mapping and sampling program on the Ripper property, which included detailed lithological, structural and alteration characterization.  Multiple high-grade gold surface samples were collected from the property returning values up to 8.44 g/t gold.  Another round of surface sampling is warranted in 2023 and the Company is targeting an initial surface drilling program.

Mineral Reserves and Resources

The SEC has adopted amendments to modernize the property disclosure requirements for mining registrants, and related guidance, under the Securities Act of 1933 and the Securities Exchange Act of 1934. This report is prepared to comply with the new rule (17 CFR subpart 229.1300 Regulation S-K), generally known as the “S-K 1300 rule”, requiring that a registrant with material mining operations must disclose specified information in Securities Act and Exchange Act filings concerning its Mineral Resources, in addition to its Mineral Reserves.

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

As of December 31, 2022, our estimate of Proven and Probable (“P&P”) reserves, all of which pertain to the Isabella Pearl Mine, was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	250,400	4.38	49	4.96	35,200	392,700	39,900
Probable	171,500	1.77	17	1.97	9,800	92,900	10,900
Proven and Probable Total	421,900	3.32	36	3.75	45,000	485,600	50,800
High-Grade Stockpile	65,300	3.46	37	3.91	7,300	78,400	8,300
Low-Grade Stockpile	426,500	0.52	6	0.59	7,100	76,600	8,000
Isabella Pearl Mine Total	913,700	2.02	22	2.28	59,400	640,600	67,100

Notes to the 2022 P&P reserves:

1.	Metal prices used for P&P reserves were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2022 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2021, our estimate of P&P reserves was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Isabella Pearl Mine
Proven	483,300	5.26	47	5.89	81,800	733,100	91,600
Probable	425,500	2.04	16	2.26	27,900	221,000	30,900
Proven and Probable Total	908,800	3.75	33	4.19	109,700	954,100	122,500
High-Grade Stockpile	14,000	10.09	88	11.26	4,500	39,600	5,000
Low-Grade Stockpile	435,000	0.53	5	0.59	7,300	63,900	8,200
Isabella Pearl Mine Total	1,357,800	2.78	24	3.11	121,500	1,057,600	135,700

Notes to the 2021 P&P reserves:

1.	Metal prices used for P&P reserves were $1,738 per ounce of gold and $23.22 per ounce of silver. These prices reflect the consensus 2022-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, November 30, 2021).
2.	Gold equivalent is 74.85:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2021 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

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

As of December 31, 2022, our estimate of Mineral Resources was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Measured and Indicated Resources
Isabella Pearl Mine
Oxide
Measured	110,300	2.31	54	2.96	8,200	191,500	10,500
Indicated	154,900	0.68	6	0.75	3,400	28,700	3,700
Measured and Indicated Oxide Total	265,200	1.36	26	1.67	11,600	220,200	14,200
Sulfide
Measured	148,400	4.77	59	5.48	22,700	281,400	26,100
Indicated	77,100	4.60	52	5.22	11,400	127,700	12,900
Measured and Indicated Sulfide Total	225,500	4.71	56	5.38	34,100	409,100	39,000
Isabella Pearl Mine Measured and Indicated Total	490,700	2.90	40	3.38	45,700	629,300	53,200
Golden Mile Property
Oxide
Measured	—	—	—	—	—	—	—
Indicated	2,160,000	1.13	—	1.13	78,500	—	78,500
Golden Mile Measured and Indicated Oxide Total	2,160,000	1.13	—	1.13	78,500	—	78,500
County Line Property
Oxide
Measured	579,500	1.04	—	1.09	19,500	—	19,500
Indicated	623,000	0.90	—	0.90	17,900	—	17,900
County Line Measured and Indicated Oxide Total	1,202,500	0.97	—	0.97	37,400	—	37,400
Measured and Indicated Total	3,853,200	1.30	5	1.36	161,600	629,300	169,100
Inferred Resources
Isabella Pearl Mine
Oxide Inferred	103,700	1.38	14	1.55	4,600	45,200	5,200
Sulfide Inferred	14,300	3.40	60	4.12	1,600	27,700	1,900
Isabella Pearl Mine Inferred Total	118,000	1.63	19	1.86	6,200	72,900	7,100
Golden Mile Property
Oxide Inferred	2,400,000	1.10	—	1.10	84,500	—	84,500
Golden Mile Inferred Total	2,400,000	1.10	—	1.10	84,500	—	84,500
County Line Property
Oxide Inferred	438,000	0.87	—	0.87	12,200	—	12,200
County Line Inferred Total	438,000	0.87	—	0.87	12,200	—	12,200
Inferred Total	2,956,000	1.08	1	1.09	102,900	72,900	103,800

Notes to the 2022 Mineral Resources:

1.	Metal prices used for Mineral resources were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide, 0.34 g/t Au for Golden Mile Property Oxide and 0.33 g/t Au for County Line Property Oxide.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	Mineral resources reported are exclusive of mineral reserves.

For comparison, at December 31, 2021, our estimate of Mineral Resources was:

				Gold			Gold
		Gold	Silver	Equivalent	Gold	Silver	Equivalent
Description	Tonnes	g/t	g/t	g/t	Ounces	Ounces	Ounces
Measured and Indicated Resources
Isabella Pearl Mine
Oxide
Measured	89,000	2.38	55	3.11	6,800	157,600	8,900
Indicated	357,600	0.99	9	1.10	11,300	96,200	12,600
Measured and Indicated Oxide Total	446,600	1.26	18	1.50	18,100	253,800	21,500
Sulfide
Measured	110,600	4.98	51	5.66	17,700	180,100	20,100
Indicated	40,800	3.79	48	4.43	5,000	62,700	5,800
Measured and Indicated Sulfide Total	151,400	4.66	50	5.33	22,700	242,800	25,900
Isabella Pearl Mine Measured and Indicated Total	598,000	2.12	26	2.47	40,800	496,600	47,400
Golden Mile Property
Oxide
Measured	—	—	—	—	—	—	—
Indicated	2,160,000	1.13	—	1.13	78,500	—	78,500
Measured and Indicated Oxide Total	2,160,000	1.13	—	1.13	78,500	—	78,500
Measured and Indicated Total	2,758,000	1.35	6	1.42	119,300	496,600	125,900
Inferred Resources
Isabella Pearl Mine
Oxide Inferred	259,400	1.30	12	1.46	10,800	102,800	12,300
Sulfide Inferred	28,800	3.77	56	4.52	3,500	51,600	4,200
Isabella Pearl Mine Inferred Total	288,200	1.55	17	1.78	14,300	154,400	16,500
Golden Mile Property
Oxide Inferred	2,400,000	1.10	—	1.10	84,500	—	84,500
Golden Mile Inferred Total	2,400,000	1.10	—	1.10	84,500	—	84,500
Inferred Total	2,688,200	1.15	—	1.17	98,800	154,400	101,000

Notes to the 2021 Mineral Resources:

1.	Metal prices used for Mineral resources were $1,738 per ounce of gold and $23.22 per ounce of silver. These prices reflect the consensus 2022-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, November 30, 2021).
2.	Gold equivalent is 74.85:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide and 0.34 g/t Au for Golden Mile Property Oxide.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.

6.	Totals may not sum exactly due to rounding.
7.	Mineral resources reported are exclusive of mineral reserves.

Future Exploration

Our properties are being explored at various stages at any given time. During the twelve months ending December 31, 2023, we anticipate spending approximately $10.1 million for exploration activities. Our primary focus in 2023 for our drill programs include testing exploration targets along the mineralized trend and structural corridor where our Isabella Pearl mine is located, planned delineation and expansion drilling of the known mineralized zones at Golden Mile and County Line, and exploration drilling at our East Camp Douglas and Ripper properties. Exploration expenditures may be modified depending on exploration results, metal market conditions and available capital.

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

As of February 27, 2023 the closing price of our common stock was $6.16.

Number of Holders

As of February 27, 2023, we had 24,084,542 shares of our Common Stock issued and outstanding, held by 238 shareholders of record, with others holding shares in street name.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, Colorado 80111 and its telephone number is (303) 262-0600.

Dividends

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. We instituted a monthly dividend in April 2021 and as of December 31, 2022, we have returned over $18.8 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends and payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including precious metal market prices, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

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

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2022 and 2021.  It also analyzes our financial condition at December 31, 2022.

2022 Financial Results and Highlights

●	$14.7 million net income or $0.61 per share;
●	$45.1 million cash balance on December 31, 2022;
●	$74.4 million net sales;
●	41,231 gold ounces and 56,876 silver ounces produced;
●	$11.5 million cash dividends;
●	3.71 g/t average open pit grade mined;
●	$84.1 million working capital at December 31, 2022;
●	$35.4 million mine gross profit;
●	$28.6 million cash from operating activities;
●	$725 per ounce total all in sustaining cost; and
●	$11.6 million exploration expenditures, a 115% increase from 2021.

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2022	2021
Ore mined
Ore (tonnes)	634,076	598,345
Gold grade (g/t)	3.71	3.76
Low-grade stockpile
Ore (tonnes)	61,854	8,600
Gold grade (g/t)	0.47	0.33
Waste (tonnes)	1,814,864	7,159,740
Metal production (before payable metal deductions)(1)
Gold (ozs.)	41,231	46,459
Silver (ozs.)	56,876	44,553
(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

	Year ended December 31,
	2022	2021
Metal sold
Gold (ozs.)	41,464	45,891
Silver (ozs.)	56,282	43,189
Average metal prices realized (1)
Gold ($per oz.)	1,802	1,795
Silver ($per oz.)	22.18	24.74
Gold equivalent ounces sold
Gold Ounces	41,464	45,891
Gold Equivalent Ounces from Silver	693	595
	42,157	46,486

Total cash cost before by-product credits per gold ounce sold	$651	$610
Total cash cost after by-product credits per gold ounce sold	$621	$587
Total all-in sustaining cost per gold ounce sold	$725	$705
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

During the years ended December 31, 2022 and 2021, we produced 41,231 and 46,459 ounces of gold, respectively.  The lower production is primarily due to lower leach pad recoveries due to timing of material placed under leach and higher utilization of the low-grade stockpile for blending of ore on the pad. Cash cost after by-product credit increased primarily due to lower ounces sold.

Gold ore grades vary depending on the areas of the Isabella Pearl Mine being mined at any given time.

Consolidated Results of Operations – Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Sales, net. For the year ended December 31, 2022, net sales were $74.4 million as compared to $82.1 million for the same period in 2021. The $7.7 million or 9% decrease is attributable to lower sales volumes in 2022 as compared to 2021. 2022 gold sales volumes decreased 10% from the same period in 2021 as a result of lower production, as discussed above.

Mine cost of sales. For the year ended December 31, 2022, mine cost of sales totaled $39.0 million compared to $41.5 million for the same period in 2021. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the year ended December 31, 2022, mine gross profit totaled $35.4 million compared to $40.6 million for the same period in 2021. The change is primarily attributable to lower sales, as discussed above.

General and administrative. For the year ended December 31, 2022, general and administrative expenses totaled $5.8 million as compared to $11.4 million for the same period in 2021. The decrease in 2022 was primarily the result of costs incurred in 2021 to fully staff the Company post spin-off as a standalone entity.

Exploration expenses.  For the year ended December 31, 2022, property exploration expenses totaled $11.6 million as compared to $5.4 million for the same period of 2021. The increase of $6.2 million is the result of increased drilling and other exploration activities at the Golden Mile and County Line properties to further define the resources.

Other expense, net. For the year ended December 31, 2022, other expense, net of $0.1 million did not materially change from $0.2 million for the same period in 2021.

Income and mining tax expense. For the year ended December 31, 2022, income and mining tax expense was $3.3 million as compared to $5.7 million for the same period in 2021.  The decrease is the result of our lower income before income and mining taxes. See Note 4 in Item 8. Financial Statements and Supplementary Data.

Net income. For the year ended December 31, 2022 we recorded a net income of $14.7 million as compared to $17.9 million in the corresponding period for 2021. The decrease is due to the changes in our consolidated results of operations as discussed above.

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

Cash cost before by-product credits per ounce, total cash cost after by-product credits per ounce and AISC are calculated by dividing the relevant costs, as determined using the cost elements noted above, by gold equivalent ounces sold for the periods presented.

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Year ended December 31,
	2022	2021

Total cash cost after by-product credits	$25,764	$26,942
Treatment and refining charges	(321)	(281)
Depreciation and amortization	13,294	14,728
Reclamation and remediation	247	156
Total consolidated mine cost of sales	$38,984	$41,545

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Year ended December 31,
	2022	2021

Total cash cost before by-product credits (1)	$27,012	$28,011
By-product credits (2)	(1,248)	(1,069)
Total cash cost after by-product credits	$25,764	$26,942
Sustaining capital expenditures	2,659	4,029
Sustaining exploration expenses	1,668	1,405
Total all-in sustaining cost	$30,091	$32,376

Gold ounces sold	41,464	45,891

Total cash cost before by-product credits per gold ounce sold	$651	$610
By-product credits per gold ounce sold (2)	(30)	(23)
Total cash cost after by-product credits per gold ounce sold	621	587
Other sustaining expenditures per gold ounce sold (3)	104	118
Total all-in sustaining cost per gold ounce sold	$725	$705
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per gold equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit per gold ounce sold:

	Year ended December 31,
	2022	2021

By-product credits by dollar value:
Silver sales	$1,248	$1,069
Total sales from by-products	$1,248	$1,069

	Year ended December 31,
	2022	2021
By-product credits:
Silver sales	$30	$23
Total by-product credits	$30	$23

Liquidity and Capital Resources

As of December 31, 2022, we had a cash position of $45.1 million compared to $40.0 million at December 31, 2021.

As of December 31, 2022, we had working capital of $84.1 million, representing an increase of $8.1 million from a working capital balance of $76.0 million at December 31, 2021. Our working capital balance fluctuates as we use cash to fund our operations, dividends and other financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of December 31, 2022, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2022 was $28.6 million, compared to $24.7 million for the year ended December 31, 2021. The increase is primarily due to changes in operating assets and liabilities, primarily inventory, offset by lower stock-based compensation.

Net cash used in investing activities for the year ended December 31, 2022 was $12.0 million compared to $4.5 million during the same period in 2021. The increase is primarily due to capital expenditures related to Golden Mile and capital expenditures at Isabella Pearl for a new water well and completion of the heap leach expansion.

Net cash used in financing activities was $11.6 million for the year ended December 31, 2022, compared to $7.9 million for the year ended December 31, 2021.  The net change is due to dividends paid for a full year in 2022, whereas in 2021, dividends began in April.

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is off-set by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine.

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

Carrying Value of Ore on Leach Pad

Ore on the leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on the leach pad based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on the leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. Estimates of recoverable ore on the leach pad is calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type). In general, the leach pad is estimated to recover between 60% and 81% of the contained ounces placed on the leach pad, depending upon whether run-of-mine or crushed ore is and/or was placed on the leach pad.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortitude Gold Corporation (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Haynie and Company

Salt Lake City, Utah

February 28, 2023

We have served as the Company’s auditor since 2021.

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$45,054	$40,017
Accounts receivable	—	238
Inventories	47,155	37,550
Prepaid taxes	710	1,289
Prepaid expenses and other current assets	730	2,228
Total current assets	93,649	81,322
Property, plant and mine development, net	30,581	37,226
Operating lease assets, net	3,826	463
Deferred tax assets	1,282	509
Other non-current assets	1,818	2,909
Total assets	$131,156	$122,429
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,524	$2,127
Operating lease liabilities, current	3,826	463
Mining taxes payable	1,857	1,699
Other current liabilities	1,324	1,022
Total current liabilities	9,531	5,311
Asset retirement obligations	5,863	4,725
Other non-current liabilities	3	45
Total liabilities	15,397	10,081
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,024,542 shares outstanding at December 31, 2022 and 23,961,208 shares outstanding at December 31, 2021	240	240
Additional paid-in capital	103,731	103,476
Retained earnings	11,788	8,632
Total shareholders' equity	115,759	112,348
Total liabilities and shareholders' equity	$131,156	$122,429

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2022 and 2021

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2022	2021
Sales, net	$74,379	$82,109
Mine cost of sales:
Production costs	25,443	26,661
Depreciation and amortization	13,294	14,728
Reclamation and remediation	247	156
Total mine cost of sales	38,984	41,545
Mine gross profit	35,395	40,564
Costs and expenses:
General and administrative expenses	5,787	11,443
Exploration expenses	11,591	5,396
Other expense, net	55	190
Total costs and expenses	17,433	17,029
Income before income and mining taxes	17,962	23,535
Mining and income tax expense	3,278	5,669
Net income	$14,684	$17,866
Net income per common share:
Basic	$0.61	$0.75
Diluted	$0.61	$0.74
Weighted average shares outstanding:
Basic	24,017,381	23,875,631
Diluted	24,196,847	24,108,365

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2022 and 2021

(U.S. dollars in thousands, except share amounts)

	Years Ended December 31, 2022 and 2021
		Par		Retained
	Number of	Value of		Earnings	Total
	Common	Common	Additional Paid-	(Accumulated	Shareholders'
	Shares	Shares	in Capital	Deficit)	Equity
Balance, December 31, 2020	21,211,208	$212	$99,682	$(1,926)	$97,968
Stock-based compensation	2,250,000	23	3,382	—	3,405
Issuance of shares under private placement	500,000	5	495	—	500
True up from spin-off	—	—	(83)	—	(83)
Dividends	—	—	—	(7,308)	(7,308)
Net income	—	—	—	17,866	17,866
Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348

Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	192	—	192
Dividends	—	—	—	(11,528)	(11,528)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	14,684	14,684
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2022 and 2021

(U.S. dollars in thousands)

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net income	$14,684	$17,866
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,434	14,859
Stock-based compensation	192	3,405
Deferred taxes	(773)	450
Reclamation and remediation accretion	247	156
Other operating adjustments	(47)	(303)
Changes in operating assets and liabilities:
Accounts receivable	238	(93)
Inventories	(2,888)	(10,866)
Prepaid expenses and other current assets	1,498	(266)
Other non-current assets	(49)	19
Accounts payable and other accrued liabilities	1,297	29
Income and mining taxes payable	737	(591)
Net cash provided by operating activities	28,570	24,665

Cash flows from investing activities:
Capital expenditures	(11,958)	(4,546)
Net cash used in investing activities	(11,958)	(4,546)

Cash flows from financing activities:
Dividends paid	(11,528)	(7,308)
Issuance of common stock	—	500
Proceeds from exercise of stock options	63	—
Repayment of loans payable	(87)	(665)
Repayment of capital leases	(23)	(403)
Net cash used in financing activities	(11,575)	(7,876)

Net increase in cash and cash equivalents	5,037	12,243
Cash and cash equivalents at beginning of period	40,017	27,774
Cash and cash equivalents at end of period	$45,054	$40,017

Supplemental Cash Flow Information
Income and mining taxes paid	$3,349	$5,893
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(529)	$503
Change in estimate for asset retirement costs	$789	$794
Equipment purchased under finance lease	$—	$16
Right-of-Use assets acquired through operating lease	$7,725	$1,820

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries GRCN, Walker Lane Minerals Corp. (“WLMC”), County Line Holdings, Inc., County Line Minerals Corp, and Golden Mile Minerals Corp. (“GMMC”). All significant intercompany balances and transactions have been eliminated.

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

In addition to changes in gold prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, impacts of global events such as the COVID-19 pandemic, and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.

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

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 3 for current and long-term balances as of December 31, 2022 and 2021.

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

Property, Plant and Mine Development

Land and Mineral Rights: The costs of acquiring land and mineral rights are considered tangible assets. Administrative and holding costs to maintain an exploration property are expensed as incurred. If a mineable mineral deposit is discovered, mineral rights are amortized when production begins using the units of production (“UOP”) method. If no mineable mineral deposit is discovered or such rights are otherwise determined to have diminished value, such costs are expensed in the period in which the determination is made.

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

Income Taxes

Income taxes are computed using the asset and liability method. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating losses using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 4 for additional information.

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

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2022 and 2021 net sales with one customer accounting for 97% and 96% of net sales in 2022 and 2021, respectively.

2. Revenue

The following table presents the Company’s net sales:

	Year ended
	December 31,
	2022	2021

	(in thousands)
Sales, net
Gold sales	$74,700	$82,390
Less: Refining charges	(321)	(281)
Total sales, net	$74,379	$82,109

3. Inventories

At December 31, 2022 and December 31, 2021, current inventories consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Stockpiles	$5,832	$5,839
Leach pad	40,786	31,119
Doré	32	434
Subtotal - product inventories	46,650	37,392
Materials and supplies	505	158
Total	$47,155	$37,550

In addition to the inventory above, as of December 31, 2022 and December 31, 2021, the Company has $1.5 million and $2.6 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

4. Income Taxes

The Company files a consolidated U.S. income tax return. The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740. At the federal level, the Company’s income (loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada. For financial reporting purposes, the Company recorded net income before income taxes of $18.0 million and $23.5 million for the years ended December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the Company had $4.1 million and $5.2 million of current tax expense, respectively. As a result of the spin-off from GRC, $(0.1) million in federal current tax benefit resulted in an adjustment to additional paid in capital and did not generate a tax payable in 2021. No additional paid in capital adjustments were recorded in 2022.

	Year ended December 31,
	2022	2021

	(in thousands)
Current taxes
Federal	$1,739	$3,000
State	2,312	2,219
Total current taxes	$4,051	$5,219

Deferred taxes
Federal	$(773)	$450
State	—	—
Total deferred taxes	$(773)	$450
Total income and mining taxes	$3,278	$5,669

The provision for income taxes for the years ended December 31, 2022 and 2021, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended December 31,
	2022	2021

	(in thousands)
Tax at statutory rates	$3,772	$4,943
Nevada net proceeds of minerals tax, net	1,827	1,753
Depletion in excess of basis	(2,265)	(1,584)
Nondeductible Compensation	(50)	576
Other	(6)	(19)
Total income and mining tax expense	$3,278	$5,669

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2022	2021

	(in thousands)
Property and equipment	$4,399	$2,434
Lease liabilities	803	97
Stock compensation	61	31
Total deferred tax assets	5,263	2,562
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$5,263	$2,562

Deferred tax liabilities
Lease assets	$(803)	$(97)
Inventory	(3,178)	(1,956)
Total deferred tax liabilities	$(3,981)	$(2,053)

Net deferred tax asset	$1,282	$509

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of December 31, 2022 and 2021, thus no valuation allowance was determined to be necessary.

As of both December 31, 2022 and 2021, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

5. Prepaid Expenses and Other Current Assets

At December 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Contractor advances	$273	$1,831
Prepaid insurance	309	250
Other current assets	148	147
Total	$730	$2,228

6. Property, Plant and Mine Development, net

At December 31, 2022 and December 31, 2021, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement costs	$5,171	$4,382
Construction-in-progress	9,522	3,891
Furniture and office equipment	590	410
Leach pad and ponds	3,732	5,649
Land	25	25
Light vehicles and other mobile equipment	544	463
Machinery and equipment	15,698	15,143
Process facilities and infrastructure	8,856	7,729
Mineral interests and mineral rights	18,953	18,928
Mine development	24,365	24,365
Software and licenses	105	65
Subtotal (1)	87,561	81,050
Accumulated depreciation and amortization	(56,980)	(43,824)
Total	$30,581	$37,226
(1)	Includes capital expenditures in accounts payable of $0.6 million and $1.1 at December 31, 2022 and 2021, respectively.

For the years ended December 31, 2022 and 2021, the Company recorded depreciation and amortization expense of $13.4 million and $14.9 million, respectively.

7. Other Current Liabilities

At December 31, 2022 and December 31, 2021, other current liabilities consisted of the following:

	December 31,	December 31,
	2022	2021

	(in thousands)
Accrued royalty payments	$547	$435
Accrued property and excise taxes	721	461
Other accrued expenses	56	126
Total	$1,324	$1,022

8. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021

	(in thousands)
Asset retirement obligation – balance at beginning of period	$4,725	$3,844
Changes in estimate	789	794
Payments	(47)	(220)
Accretion	396	307
Asset retirement obligation – balance at end of period	$5,863	$4,725

As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is off-set by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2021, the Company had a $12.2 million off-balance sheet arrangement for a surety bond. This bond was off-set by a $4.7 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. For the years ended December 31, 2022 and 2021, the Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11% and 8%, respectively.

9. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 10 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of December 31, 2022, total estimated contractual payments remaining, excluding embedded lease payments, are $3.5 million for the year ended December 31, 2023.

10. Leases

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

The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of December 31, 2022 is 1 year.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2022 was 7.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement which was renewed for a three-month period in October 2021. In February 2022, the Company extended the Contract Mining Agreement for another two-month period resulting in the recognition of a $1.1 million right-of-use asset and corresponding $1.1 million operating lease liability. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term resulting in the recognition of a $2.8 million right-of-use asset and corresponding $2.8 million operating lease liability. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. The Company’s lease payments for its mining equipment are determined by tonnage hauled. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the years ended December 31, 2022 and 2021, the Company capitalized variable lease costs of $4.4 million and $8.2 million, respectively, to Inventory.

Maturities of operating lease liabilities as of December 31, 2022 are as follows (in thousands)

Year Ending December 31:
2023	$3,983
Thereafter	—
Total lease payments	3,983
Less imputed interest	(157)
Present value of minimum payments	3,826
Less: current portion	(3,826)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating leases is as follows for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,444	$8,228

11. Other Expense, Net

For the years ended December 31, 2022 and 2021, other expense, net consisted of the following:

	Year ended
	December 31,
	2022	2021

	(in thousands)
Interest (income) expense	$(71)	$129
Charitable contributions	134	71
Other income	(8)	(10)
Total	$55	$190

12. Net Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of December 31, 2022, potentially dilutive securities representing 100,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended
	December 31,
	2022	2021
Net income (in thousands)	$14,684	$17,866
Basic weighted average shares of common stock outstanding	24,017,381	23,875,631
Diluted effect of share-based awards	179,466	232,734
Diluted weighted average common shares outstanding	24,196,847	24,108,365
Net income per share:
Basic	$0.61	$0.75
Diluted	$0.61	$0.74

13. Fair Value Measurement

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2022 and December 31, 2021:

	December 31,	December 31,
	2022	2021	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$45,054	$40,017	Level 1
Accounts receivable	—	238	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value.

Accounts receivable include amounts due to the Company for deliveries of doré sold to customers, which approximates fair value.

14. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, restricted stock units, stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

Stock Grants

During the year ended December 31, 2021, in conjunction with its staffing process post Spin-Off, the Company issued 2,250,000 shares of its common stock to officers, directors, management and other key personnel.  These shares immediately vested and had a weighted average fair value $1.45 per share. No shares were issued during the year ended December 31, 2022.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2022 and 2021 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2020	-	$-	-	$-
Granted	462,000	2.12	-	-
Forfeited	(40,000)	1.00	-	-
Outstanding as of December 31, 2021	422,000	$2.23	4.11	$1,852
Granted	30,000	7.06	-	-
Exercised	(63,334)	1.00	-	-
Forfeited	(20,000)	1.00	-	-
Outstanding as of December 31, 2022	368,666	$2.90	3.22	$1,008

Vested and exercisable as of December 31, 2022	77,331	$3.24	3.17	$176

The weighted-average fair value of options per share granted during the year ended December 31, 2022 and 2021 was $2.62 and $1.24, respectively. The total intrinsic value of options exercised during the year ended December 31, 2022 was $0.4 million. The total fair value of options vested during the year ended December 31, 2022 was $0.1 million. No options vested during the year ended December 31, 2021.

 During the year ended December 31, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the year ended December 31, 2021.

The Company utilizes the simplified method to determine expected life because of a lack of sufficient exercise history.  The weighted average assumptions used to determine the value of stock-based awards under the Black-Scholes method are summarized below:

	Year ended December 31,
	2022	2021
Risk-free interest rate	2.06%	0.35%
Dividend yield	7.25%	0.68%
Expected volatility	75.87%	73.88%
Expected life in years	4	4

As of December 31, 2022, there was $0.3 million of total unrecognized expense related to stock options, which is being amortized through 2025.

The following table summarizes information about stock options outstanding at December 31, 2022:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.00 - $5.48	338,666	3.13	$2.53	77,331	$3.24
$5.48 - $7.06	30,000	4.20	$7.06	-	$-
	368,666	3.22	$2.90	77,331	$3.24

Stock-Based Compensation Expense

Stock-based compensation is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. For the years ended December 31, 2022 and 2021, the Company recorded $0.2 million and $3.4 million, respectively, of stock-based compensation.

15. Shareholder’s Equity

On January 11, 2021, the Company completed a private placement sale of 500,000 shares of its common stock at $1.00 per share to 20 individual investors. The shares have a restrictive legend with no registration rights. No commission or finder’s fee was paid in connection with the private placement.

During the year ended December 31, 2022, the Company declared and paid dividends of $11.5 million or $0.48 per share. During the year ended December 31, 2021, the Company declared and paid dividends of $7.3 million, or $0.30 per share.

See Note 14 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

16. Related Party Transactions

Effective December 31, 2020, in connection with the Spin-Off, the Company entered into a Management Services Agreement (“MSA” or “Agreement”) with GRC that governed the relationship of the parties following the Spin-Off. The MSA provided that the Company received services from GRC and its subsidiaries to assist in the transition of the Company as a separate company including, managerial and technical supervision, advisory and consultation with respect to mining operations, exploration, environmental, safety and sustainability matters. The Company also received certain administrative services related to information technology, accounting and financial advisory services, legal and compliance support and investor relation and shareholder communication services. The agreed upon charges for services rendered were based on market rates that align with the rates that an unaffiliated service provider would charge for similar services. The MSA’s initial term was to expire on December 31, 2022, would automatically renew annually and may be cancelled upon 30 days written notice by one party to the other during the term.  On April 21, 2021, GRC provided the Company 30 days written notice to cancel the MSA effective May 21, 2021. During the year ended December 31, 2021, the Company recognized $0.4 million of expense related to the MSA. The Company did not incur any expenses related to the MSA in 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We have conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our subsidiaries) required to be included in our periodic Securities and Exchange Commission filings.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of February 28, 2022 are as follows:

Name	Age	Position
Jason Reid	49	President, Chief Executive Officer and Director
Bill M. Conrad	66	Chairman of the Board of Directors
John Labate	74	Chief Financial Officer
Barry Devlin	65	Vice President of Exploration
Gregory Patterson	53	Vice President of Corporate Development

Jason D. Reid serves as Chief Executive Officer and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where Jason previously served for over 14 years including CEO, President and Director positions. Jason joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Jason was part of a management team that took GRC from an exploration stage company to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $116 million in dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Jason was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College. Our Board of Directors believes that Mr. Reid’s experience founding and operating his own business, as well as over fifteen years of mining industry experience, significant participation in the development of business strategy and decision-making for the Company provides him with the appropriate experience and qualifications to serve as a member of our Board.

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

John A. Labate was appointed as our Chief Financial Officer on March 1, 2021.  Mr. Labate is an experienced mining industry executive with over forty years of financial management and accounting experience. His extensive experience includes previously serving as CFO for Gold Resource Corporation, Golden Star Resources Ltd., Constellation Copper Corporation and Crown Resources Corporation.

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

As of February 27, 2023, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason Reid	Non-Independent

The following table summarizes the total compensation for all independent directors serving during the years ended December 31, 2022 and 2021:

		Fees Earned
		or paid		Stock	Option	All Other
	Fiscal	in Cash	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year			(1)	(2)		Total
Bill M. Conrad
Chairman of the Board of Directors	2022	$240,000	$168,000	$—	$—	$—	$408,000
	2021	$217,250	$805,250	$770,000	$—	$—	$1,792,500

(1)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(2)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

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

We believe that grants of equity-based compensation:

●	enhance the link between the creation of shareholder value and long-term executive incentive compensation;
●	provide focus, motivation, and retention incentive; and
●	provide competitive levels of total compensation.

In addition to cash and equity compensation programs, named executive officers participate in the health and welfare benefit programs available to other employees.

Compensation Table

The following table sets forth in summary form the compensation received by our executive officers for the years ended December 31, 2022 and 2021:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2022	$600,000	$480,000	$—	$—	$9,150	$1,089,150
	2021	$541,667	$1,463,587	$1,190,000	$—	$8,700	$3,203,954

John A. Labate
Chief Financial Officer	2022	$260,000	$182,000	$—	$—	$9,150	$451,150
	2021	$216,667	$387,257	$—	$—	$8,700	$612,624

Barry D. Devlin
Vice President of Exploration	2022	$346,500	$242,550	$—	$—	$9,150	$598,200
	2021	$288,750	$590,797	$—	$—	$8,700	$888,247

Gregory A. Patterson
Vice President of Development and Investor Relations	2022	$250,000	$175,000	$—	$—	$9,150	$434,150
	2021	$195,833	$487,793	$—	$—	$8,700	$692,326

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

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

Grants of Plan-Based Awards

No plan-based awards were made to Named Executive Officer in fiscal 2022.

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

Summary

The following shows, as of February 27, 2023 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Options	Issued	Under Plan
Equity Incentive Plan	5,000,000	308,666	2,373,334	2,318,000

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2022.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	368,666	2.90	2,318,000

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2022, no director or executive officer of the Company was also an executive officer or member of the compensation committee of another entity, which had one of its executive officers serving as one of our directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of February 27, 2023, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At February 27, 2023, there were 24,084,542 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person. There were no restricted stock units or common stock options or warrants exercisable within 60 days of February 27, 2023.

	Number of	Percent of
Name and Address of Beneficial Owner	Shares Owned	Class
Jason Reid 2886 Carriage Manor Point Colorado Springs, CO 80906	1,271,218	5%
Bill M. Conrad 2886 Carriage Manor Point Colorado Springs, CO 80906	535,171	2%
John Labate 2886 Carriage Manor Point Colorado Springs, CO 80906	77,156	<1%
Barry Devlin 2886 Carriage Manor Point Colorado Springs, CO 80906	253,454	1%
Gregory Patterson 2886 Carriage Manor Point Colorado Springs, CO 80906	447,971	2%

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Haynie and Company (“Haynie”) served as our independent registered public accountant for the years ended December 31, 2022 and 2021. The following table sets forth the fees billed by Haynie in 2022 and 2021 for services rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	Haynie	Haynie
	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$105,937	$100,491
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$105,937	$100,491

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal years ended December 31, 2022 and 2021.  Before Haynie was engaged by us to render audit or non-audit services, the engagement was approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Haynie were compatible with maintaining the independence of Haynie.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.2	Management Service Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.7	Employment Agreement with Barry D. Devlin (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
21	Subsidiaries (3)
23.1*	Consent of Haynie and Company, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
96.1*	Technical Report Summary of the Isabella Pearl Mine
96.2*	Consent of Fred H. Brown with respect to Technical Report Summary of the Isabella Pearl Mine
96.3*	Consent of J. Ricardo Garcia with respect to Technical Report Summary of the Isabella Pearl Mine
96.4*	Consent of Barry D. Devlin with respect to Technical Report Summary of the Isabella Pearl Mine
96.5*	Consent of Joy L. Lester with respect to Technical Report Summary of the Isabella Pearl Mine
96.6*	Consent of Ralston Pedersen with respect to Technical Report Summary of the Isabella Pearl Mine
96.7	Amended Initial Assessment Technical Report Summary for the Golden Mile Property (3)
96.8	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)

96.9	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.10	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.11*	Technical Report Summary of the County Line Mine Property
96.12*	Consent of Derek Loveday with respect to Technical Report Summary of the County Line Property
96.13*	Consent of W. Allan Turner with respect to Technical Report Summary of the County Line Property
96.14*	Consent of Joy L. Lester with respect to Technical Report Summary of the County Line Property
96.15*	Consent of Barry Devlin with respect to Technical Report Summary of the County Line Property
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to the same exhibit filed with the Company’s 10-K/A dated December 15, 2022 (File No. 333-249533)

*Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

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