Form 10-Q
period 2023-03-31
Fortitude Gold Corp
filed 2023-05-08
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, the registrant had 24,084,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,267	$45,054
Inventories	47,132	47,155
Prepaid taxes	—	710
Prepaid expenses and other current assets	568	730
Total current assets	99,967	93,649
Property, plant and mine development, net	28,715	30,581
Operating lease assets, net	2,981	3,826
Deferred tax assets	1,730	1,282
Other non-current assets	1,821	1,818
Total assets	$135,214	$131,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,724	$2,524
Operating lease liabilities, current	2,981	3,826
Income taxes payable	501	—
Mining taxes payable	2,482	1,857
Other current liabilities	1,195	1,324
Total current liabilities	9,883	9,531
Asset retirement obligations	5,982	5,863
Other non-current liabilities	—	3
Total liabilities	15,865	15,397
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,084,542 shares outstanding at March 31, 2023 and 24,024,542 shares outstanding at December 31, 2022	241	240
Additional paid-in capital	103,839	103,731
Retained earnings	15,269	11,788
Total shareholders' equity	119,349	115,759
Total liabilities and shareholders' equity	$135,214	$131,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Sales, net	$21,540	$15,361
Mine cost of sales:
Production costs	5,653	5,781
Depreciation and amortization	3,479	2,778
Reclamation and remediation	72	47
Total mine cost of sales	9,204	8,606
Mine gross profit	12,336	6,755
Costs and expenses:
General and administrative expenses	1,059	1,180
Exploration expenses	3,688	2,514
Other (income) expense, net	(327)	17
Total costs and expenses	4,420	3,711
Income before income and mining taxes	7,916	3,044
Mining and income tax expense	1,548	426
Net income	$6,368	$2,618
Net income per common share:
Basic	$0.26	$0.11
Diluted	$0.26	$0.11
Weighted average shares outstanding:
Basic	24,063,853	23,995,254
Diluted	24,208,676	24,197,423

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2023 and 2022
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	47	—	47
Dividends	—	—	—	(2,880)	(2,880)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	2,618	2,618
Balance, March 31, 2022	24,024,542	$240	$103,586	$8,370	$112,196

Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	49	—	49
Dividends	—	—	—	(2,887)	(2,887)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	6,368	6,368
Balance, March 31, 2023	24,084,542	$241	$103,839	$15,269	$119,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,368	$2,618
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,502	2,816
Stock-based compensation	49	47
Deferred taxes	(448)	(217)
Reclamation and remediation accretion	72	47
Other operating adjustments	3	(18)
Changes in operating assets and liabilities:
Accounts receivable	—	220
Inventories	(310)	(2,945)
Prepaid expenses and other current assets	162	1,540
Other non-current assets	(3)	(16)
Accounts payable and other accrued liabilities	45	(122)
Income and mining taxes payable	1,836	100
Net cash provided by operating activities	11,276	4,070

Cash flows from investing activities:
Capital expenditures	(1,211)	(4,938)
Net cash used in investing activities	(1,211)	(4,938)

Cash flows from financing activities:
Dividends paid	(2,887)	(2,880)
Proceeds from exercise of stock options	60	63
Repayment of loans payable	(22)	(21)
Repayment of capital leases	(3)	(6)
Net cash used in financing activities	(2,852)	(2,844)

Net increase (decrease) in cash and cash equivalents	7,213	(3,712)
Cash and cash equivalents at beginning of period	45,054	40,017
Cash and cash equivalents at end of period	$52,267	$36,305

Supplemental Cash Flow Information
Income and mining taxes paid	$160	$542
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$48	$(86)
Change in estimate for asset retirement costs	$—	$314
Right-of-Use assets acquired through operating lease	$—	$1,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars. In the opinion of management, all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from those accompanying the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

2. Revenue

The following table presents the Company’s net sales:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Sales, net
Gold sales	$21,588	$15,453
Less: Refining charges	(48)	(92)
Total sales, net	$21,540	$15,361

3. Inventories

On March 31, 2023 and December 31, 2022, current inventories consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Stockpiles	$4,885	$5,832
Leach pad	41,735	40,786
Doré	51	32
Subtotal - product inventories	46,671	46,650
Materials and supplies	461	505
Total	$47,132	$47,155

In addition to the inventories above, as of March 31, 2023 and December 31, 2022, the Company has $1.5 million of low-grade ore stockpile inventory included in other non-current assets.

4. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $1.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.  In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of March 31, 2023 and December 31, 2022, thus no valuation allowance was determined to be necessary.

As of March 31, 2023, the Company believes that is has no liability for uncertain tax positions.

5. Prepaid Expenses and Other Current Assets

At March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Contractor advances	$120	$273
Prepaid insurance	48	309
Other current assets	400	148
Total	$568	$730

6. Property, Plant and Mine Development, net

At March 31, 2023 and December 31, 2022, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$5,171	$5,171
Construction-in-progress	10,727	9,522
Furniture and office equipment	618	590
Leach pad and ponds	3,732	3,732
Land	25	25
Light vehicles and other mobile equipment	544	544
Machinery and equipment	15,711	15,698
Process facilities and infrastructure	8,856	8,856
Mineral interests and mineral rights	18,953	18,953
Mine development	24,365	24,365
Software and licenses	105	105
Subtotal (1)	88,807	87,561
Accumulated depreciation and amortization	(60,092)	(56,980)
Total	$28,715	$30,581
(1)	Includes capital expenditures in accounts payable of $0.6 million at March 31, 2023 and December 31, 2022.

For the three months ended March 31, 2023 and 2022, the Company recorded depreciation and amortization expense of $3.5 million and $2.8 million, respectively.

7. Other Current Liabilities

At March 31, 2023 and December 31, 2022, other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$627	$547
Accrued property and excise taxes	537	721
Other accrued expenses	31	56
Total	$1,195	$1,324

8. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2023 and year ended December 31, 2022:

	March 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement obligation – balance at beginning of period	$5,863	$4,725
Changes in estimate	—	789
Payments	(9)	(47)
Accretion	128	396
Asset retirement obligation – balance at end of period	$5,982	$5,863

As of March 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is off-set by a $6.0 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was off-set by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

9. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 10 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of March 31, 2023, total estimated contractual payments remaining, excluding embedded lease payments, are $2.8 million for the year ended December 31, 2023.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of March 31, 2023 is 0.75 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of March 31, 2023 was 7.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2023 and 2022, the Company capitalized variable lease costs of $0.9 million and $1.7 million, respectively, to Inventory.

Maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands)

Year Ending December 31:
2023	$3,075
Thereafter	—
Total lease payments	3,075
Less imputed interest	(94)
Present value of minimum payments	2,981
Less: current portion	(2,981)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating lease is as follows for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$909	$1,749

11. Other (Income) Expense, Net

For the three months ended March 31, 2023 and 2022, other (income) expense, net consisted of the following:

	Three months ended
	March 31,
	2023	2022

	(in thousands)
Interest (income) expense	$(362)	$16
Charitable contributions	37	2
Other income	(2)	(1)
Total	$(327)	$17

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of March 31, 2023 and 2022, potentially dilutive securities representing 60,000 shares and 100,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended
	March 31,
	2023	2022
Net income (in thousands)	$6,368	$2,618
Basic weighted average shares of common stock outstanding	24,063,853	23,995,254
Diluted effect of share-based awards	144,823	202,169
Diluted weighted average common shares outstanding	24,208,676	24,197,423
Net income per share:
Basic	$0.26	$0.11
Diluted	$0.26	$0.11

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$52,267	$45,054	Level 1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits with an original maturity of 3 months or less and are valued at cost, which approximates fair value.

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

During the three months ended March 31, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%.  No options were issued during the three months ended March 31, 2023.

 During the three months ended March 31, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. During the three months ended March 31, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three months ended March 31, 2023 and 2022, the Company recorded $0.05 million of stock-based compensation.

15. Shareholders’ Equity

During the three months ended March 31, 2023 and 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share.

See Note 14 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

16. Subsequent Event

On May 8, 2023, the Company declared a special shareholder dividend of $0.04 per share to be paid on May 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Colorado corporation and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLMC”), and Golden Mile Minerals Corp. (“GMMC”).  WLMC, CLH, CLMC and GMMC are wholly-owned subsidiaries of GRCN. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from our Isabella Pearl Mine in Nevada. The ore mined at Isabella Pearl is processed on site at our processing facilities and sold to a refiner as doré, which contains precious metals of gold and silver. We also continue exploration and evaluation work on our portfolio of other precious metal properties in Nevada and continue to evaluate other properties for possible acquisition.

In February 2021, we began trading on the OTC Market “pink sheets” operated by the OTC Markets Group under the ticker symbol "FRTT". Subsequently the symbol was changed to “FTCO”. Our common stock was subsequently up listed to the OTCQB on March 5, 2021.

The following discussion summarizes our results of operations for the three ended March 31, 2023 and 2022. It also analyzes our financial condition at March 31, 2023. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2022 contained in our annual report on Form 10-K for the year ended December 31, 2022.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2023 Financial Results and Highlights

●	$21.5 million net sales
●	$6.4 million net income or $0.26 per share
●	$52.3 million cash balance on March 31, 2023
●	11,487 gold ounces produced
●	3.83 grams per tonne average gold grade mined
●	$90.1 million working capital at March 31, 2023
●	$12.3 million mine gross profit
●	$499 total cash cost after by-product credits per gold ounce sold
●	$578 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended March 31,
	2023	2022
Ore mined
Ore (tonnes)	106,475	253,843
Gold grade (g/t)	3.83	2.16
Low-grade stockpile
Ore (tonnes)	2,118	23,490
Gold grade (g/t)	0.46	0.44
Waste (tonnes)	218,127	1,252,524
Metal production (before payable metal deductions)(1)
Gold (ozs.)	11,487	9,875
Silver (ozs.)	17,649	16,523

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended March 31,
	2023	2022
Metal sold
Gold (ozs.)	11,429	8,297
Silver (ozs.)	17,480	13,928
Average metal prices realized (1)
Gold ($per oz.)	1,889	1,863
Silver ($per oz.)	22.72	23.76
Precious metal gold equivalent ounces sold
Gold Ounces	11,429	8,297
Gold Equivalent Ounces from Silver	210	178
	11,639	8,475

Total cash cost before by-product credits per gold ounce sold	$534	$748
Total cash cost after by-product credits per gold ounce sold	$499	$708
Total all-in sustaining cost per gold ounce sold	$578	$848

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

During the three months ended March 31, 2023 and 2022, we produced 11,487 and 9,875 ounces of gold, respectively. The higher production is primarily due to higher-grade ore mined and lower utilization of the low-grade stockpile for blending of ore on the pad. Cash cost after by-product credit decreased due to lower mining costs due to less waste mining.

Consolidated Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Sales, net. For the three months ended March 31, 2023, consolidated sales, net were $21.5 million as compared to $15.4 million for the same period in 2022. The increase is attributable to a 38% increase in sales volumes due to increased production, as well as a 1% increase is average sales price.

Mine gross profit. For the three months ended March 31, 2023, we recorded $12.3 million mine gross profit compared to $6.8 million mine gross profit for the same period in 2022. The increase is primarily attributable to higher sales and lower cash cost after by-product credit per ounce sold, as discussed above.

General and administrative. For the three months ended March 31, 2023, general and administrative expenses of $1.1 million did not materially change from the same period in 2022.

Exploration expenses. For the three months ending March 31, 2023, property exploration expenses totaled $3.7 million as compared to $2.5 million for the same period of 2022. The increase was largely due to increased geotechnical and metallurgical studies at the County Line property and the completion of the monitoring well at the Golden Mile property.

 Other (income) expense, net. For the three months ending March 31, 2023, other income totaled $0.3 million as compared to other expense of $0.02 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the three months ended March 31, 2023, income and mining tax expense was $1.5 million as compared to $0.4 million for the same period in 2022. The increase is the result of our higher income before income and mining taxes and increased Nevada net proceeds of minerals tax due to higher metal sales.  See Note 4 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended March 31, 2023 we recorded net income of $6.4 million as compared to $2.6 million in the corresponding period for 2022. The increase is due to the changes in our consolidated results of operations, as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2023	2022

Total cash cost after by-product credits	$5,701	$5,873
Treatment and refining charges	(48)	(92)
Depreciation and amortization	3,479	2,778
Reclamation and remediation	72	47
Total consolidated mine cost of sales	$9,204	$8,606

The following table presents the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Three months ended March 31,
	2023	2022

Total cash cost before by-product credits (1)	$6,098	$6,204
By-product credits (2)	(397)	(331)
Total cash cost after by-product credits	$5,701	$5,873
Sustaining capital expenditures	113	938
Sustaining exploration expenses	790	227
Total all-in sustaining cost	$6,604	$7,038

Gold ounces sold	11,429	8,297

Total cash cost before by-product credits per gold ounce sold	$534	$748
By-product credits per gold ounce sold (2)	(35)	(40)
Total cash cost after by-product credits per gold ounce sold	499	708
Other sustaining expenditures per gold ounce sold (3)	79	140
Total all-in sustaining cost per gold ounce sold	$578	$848
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold (in thousands):

	Three months ended March 31,
	2023	2022
By-product credits by dollar value:
Silver sales	$397	$331
Total sales from by-products	$397	$331

	Three months ended March 31,
	2023	2022
By-product credits per gold ounce sold:
Silver sales	$35	$40
Total by-product credits per gold ounce sold	$35	$40

Liquidity and Capital Resources

As of March 31, 2023, we had a cash position of $52.3 million compared to $45.1 million at December 31, 2022. The increase is primarily due to increased cash from operations.

As of March 31, 2023, we had working capital of $90.1 million compared to $84.1 million at December 31, 2022. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of March 31, 2023, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the three months ended March 31, 2023 was $11.3 million, compared to $4.1 million for three months ended March 31, 2022. The increase is primarily due to higher net income and changes in inventory.

Net cash used in investing activities for the three months ended March 31, 2023 was $1.2 million compared to $4.9 million during the same period in 2022. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2023 of $2.9 million did not materially change compared to $2.8 million for the same period in 2022.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter, our open-pit, heap leach operations at the Isabella Pearl Mine continued.  The revised S-K 1300 Technical Report Summary for the Isabella Pearl Mine was released in late February 2023. Exploration activities during the quarter included 42 reverse circulation (“RC”) drill holes totaling 6,040 meters.  These holes were drilled in the Scarlet and Twin Hills areas that are to the northwest of the Isabella Pearl mine. The focus of these exploration drilling programs was on identifying areas with oxide extractable gold. Also, our geologists continued reviewing and interpreting data from other areas of interest along the Isabella Pearl mineralized trend, such as the Wildhorse and Nevada Juneau targets.

County Line property: Environmental Assessment (“EA”) permit preparation continued with the goal to submit the EA to regulatory authorities during the second quarter of 2023. Building on the momentum of 2022, an S-K 1300 Technical Report Summary that included a maiden resource was published for the County Line property in February 2023. Based on this initial model, studies were undertaken for pit optimization.  Several drilling programs commenced during the first quarter that included the completion of 47 RC exploration holes totaling 6,736 meters, six geotechnical core holes totaling 752 meters, and six large diameter core drilling for metallurgical studies that totaled 115 meters. A hydrogeological desktop study was also completed on the County Line pit in March to locate an optimal location for a water monitoring well and a production well.

Golden Mile property: Environmental Assessment permit preparation continued with the goal to submit the EA to regulatory authorities by mid-2023. Focus during the quarter included the development of a more in depth understanding of the mineralized body with an updated geologic model of both vertical and horizontal mineralized structures. Studies included the commencement of a spectral analytical program on the chips from the RC drill holes. Interpretation of the data collected from this spectral study commenced in March. Also, an additional water monitoring well was drilled and installed and phase one open pit optimization continued.

East Camp Douglas property: Desktop evaluations focused on assessing the gold-bearing silicified volcanic rocks of the lithocap target area. The next phase of RC drill hole planning was completed, and a drilling Notice of Intent that allows drilling to commence, was approved in April 2023 by the Bureau of Land Management.

Ripper property: Compilation and interpretation of the 2022 field work and geochemical results from the Ripper property were finalized in the first quarter of 2023. A drilling application with the Bureau of Land Management was completed in the quarter ended March 31, 2023, and environmental studies are currently underway.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2022, and the following:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended March 31, 2023, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to same exhibit filed with the Company's 10-K/A report dated December 15, 2022 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2023.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer