Form 10-Q
period 2023-06-30
Fortitude Gold Corp
filed 2023-08-01
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, the registrant had 24,084,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,913	$45,054
Gold and silver rounds/bullion	225	—
Inventories	50,709	47,155
Prepaid taxes	966	710
Prepaid expenses and other current assets	1,261	730
Total current assets	100,074	93,649
Property, plant and mine development, net	28,618	30,581
Operating lease assets, net	2,078	3,826
Deferred tax assets	2,300	1,282
Other non-current assets	341	1,818
Total assets	$133,411	$131,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,619	$2,524
Operating lease liabilities, current	2,078	3,826
Mining taxes payable	1,512	1,857
Other current liabilities	947	1,324
Total current liabilities	8,156	9,531
Asset retirement obligations	6,102	5,863
Other non-current liabilities	—	3
Total liabilities	14,258	15,397
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,084,542 shares outstanding at June 30, 2023 and 24,024,542 shares outstanding at December 31, 2022	241	240
Additional paid-in capital	103,893	103,731
Retained earnings	15,019	11,788
Total shareholders' equity	119,153	115,759
Total liabilities and shareholders' equity	$133,411	$131,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales, net	$19,219	$23,993	$40,759	$39,354
Mine cost of sales:
Production costs	5,020	8,189	10,673	13,970
Depreciation and amortization	2,905	4,155	6,384	6,933
Reclamation and remediation	68	76	140	123
Total mine cost of sales	7,993	12,420	17,197	21,026
Mine gross profit	11,226	11,573	23,562	18,328
Costs and expenses:
General and administrative expenses	1,087	1,094	2,146	2,274
Exploration expenses	6,061	2,426	9,749	4,940
Other (income) expense, net	(434)	65	(761)	82
Total costs and expenses	6,714	3,585	11,134	7,296
Income before income and mining taxes	4,512	7,988	12,428	11,032
Mining and income tax expense	908	1,423	2,456	1,849
Net income	$3,604	$6,565	$9,972	$9,183
Net income per common share:
Basic	$0.15	$0.27	$0.41	$0.38
Diluted	$0.15	$0.27	$0.41	$0.38
Weighted average shares outstanding:
Basic	24,084,542	24,024,542	24,074,312	24,010,061
Diluted	24,225,953	24,207,185	24,219,270	24,204,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2023 and 2022
		Par
	Number of	Value of				Total
	Common	Common	Additional Paid-		Retained	Shareholders'
	Shares	Shares	in Capital		Earnings	Equity
Balance, March 31, 2022	24,024,542	$240		$103,586	$8,370	$112,196
Stock-based compensation	—	—		50	—	50
Dividends	—	—		—	(2,883)	(2,883)
Net income	—	—		—	6,565	6,565
Balance, June 30, 2022	24,024,542	$240		$103,636	$12,052	$115,928

Balance, March 31, 2023	24,084,542	$241		$103,839	$15,269	$119,349
Stock-based compensation	—	—		54	—	54
Dividends	—	—		—	(3,854)	(3,854)
Net income	—	—		—	3,604	3,604
Balance, June 30, 2023	24,084,542	$241		$103,893	$15,019	$119,153

	Six Months Ended June 30, 2023 and 2022
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	97	—	97
Dividends	—	—	—	(5,763)	(5,763)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	9,183	9,183
Balance, June 30, 2022	24,024,542	$240	$103,636	$12,052	$115,928

Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	103	—	103
Dividends	—	—	—	(6,741)	(6,741)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	9,972	9,972
Balance, June 30, 2023	24,084,542	$241	$103,893	$15,019	$119,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$9,972	$9,183
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,430	7,011
Stock-based compensation	103	97
Deferred taxes	(1,018)	(650)
Reclamation and remediation accretion	140	123
Other operating adjustments	(58)	(29)
Changes in operating assets and liabilities:
Accounts receivable	—	(1,572)
Inventories	(2,167)	(1,068)
Prepaid expenses and other current assets	(531)	1,087
Other non-current assets	—	(31)
Accounts payable and other accrued liabilities	519	176
Income and mining taxes payable	(601)	194
Net cash provided by operating activities	12,789	14,521

Cash flows from investing activities:
Capital expenditures	(3,974)	(8,052)
Other investing activities	(239)	—
Net cash used in investing activities	(4,213)	(8,052)

Cash flows from financing activities:
Dividends paid	(6,741)	(5,763)
Proceeds from exercise of stock options	60	63
Repayment of loans payable	(30)	(43)
Repayment of capital leases	(6)	(13)
Net cash used in financing activities	(6,717)	(5,756)

Net increase in cash and cash equivalents	1,859	713
Cash and cash equivalents at beginning of period	45,054	40,017
Cash and cash equivalents at end of period	$46,913	$40,730

Supplemental Cash Flow Information
Income and mining taxes paid	$4,074	$2,339
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$231	$322
Change in estimate for asset retirement costs	$—	$517
Right-of-Use assets acquired through operating lease	$—	$3,899

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

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

2. Revenue

The following table presents the Company’s net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Sales, net
Gold sales	$19,308	$24,107	$40,896	$39,560
Less: Refining charges	(89)	(114)	(137)	(206)
Total sales, net	$19,219	$23,993	$40,759	$39,354

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for investment purposes.

At June 30, 2023, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	June 30,
	2023
	Ounces	Per Ounce	Amount
			(in thousands)
Silver	10,000	$22.47	$225
Total holdings			$225

As of June 30, 2023, the Company did not have any holdings of gold rounds/bullion. The Company did not have any holdings of rounds/bullion at December 31, 2022.

4. Inventories

On June 30, 2023 and December 31, 2022, current inventories consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Stockpiles	$5,698	$5,832
Leach pad	44,502	40,786
Doré	—	32
Subtotal - product inventories	50,200	46,650
Materials and supplies	509	505
Total	$50,709	$47,155

In addition to the inventories above, as of June 30, 2023 and December 31, 2022, the Company has nil and $1.5 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $0.9 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively.  The Company recorded income and mining tax expense of $2.5 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of June 30, 2023 and December 31, 2022, thus no valuation allowance was determined to be necessary.

As of June 30, 2023, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Contractor advances	$81	$273
Prepaid insurance	557	309
Interest receivable	370	85
Other current assets	253	63
Total	$1,261	$730

7. Property, Plant and Mine Development, net

At June 30, 2023 and December 31, 2022, property, plant and mine development consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$5,171	$5,171
Construction-in-progress	13,064	9,522
Furniture and office equipment	631	590
Leach pad and ponds	3,732	3,732
Land	38	25
Light vehicles and other mobile equipment	558	544
Machinery and equipment	16,271	15,698
Process facilities and infrastructure	8,863	8,856
Mineral interests and mineral rights	18,953	18,953
Mine development	24,365	24,365
Software and licenses	105	105
Subtotal (1)	91,751	87,561
Accumulated depreciation and amortization	(63,133)	(56,980)
Total	$28,618	$30,581
(1)	Includes capital expenditures in accounts payable of $0.8 million and $0.6 million at June 30, 2023 and December 31, 2022, respectively.

For the three months ended June 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $2.9 million and $4.2 million, respectively. For the six months ended June 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $6.4 million and $7.0 million, respectively.

8. Other Current Liabilities

At June 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$560	$547
Accrued property and excise taxes	367	721
Other accrued expenses	20	56
Total	$947	$1,324

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the six months ended June 30, 2023 and year ended December 31, 2022:

	June 30,	December 31,
	2023	2022

	(in thousands)
Asset retirement obligation – balance at beginning of period	$5,863	$4,725
Changes in estimate	—	789
Payments	(18)	(47)
Accretion	257	396
Asset retirement obligation – balance at end of period	$6,102	$5,863

As of June 30, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.1 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of June 30, 2023, total estimated contractual payments remaining, excluding embedded lease payments, are $2.1 million for the year ended December 31, 2023.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of June 30, 2023 is 0.50 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of June 30, 2023 was 7.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and six months ended June 30, 2023, the Company capitalized variable lease costs of $0.9 million and $1.9 million, respectively, to Inventory. During the three and six months ended June 30, 2022, the Company capitalized variable lease costs of $0.9 million and $2.7 million, respectively, to Inventory.

Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands)

Year Ending December 31:
2023	$2,126
Thereafter	—
Total lease payments	2,126
Less imputed interest	(48)
Present value of minimum payments	2,078
Less: current portion	(2,078)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating lease is as follows for the six months ended June 30, 2023 and 2022:

	Six months ended
	June 30,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,858	$2,660

11. Other (Income) Expense, Net

For the three and six months ended June 30, 2023 and 2022, other (income) expense, net consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Interest (income) expense	$(469)	$27	$(831)	$44
Charitable contributions	36	41	73	42
Unrealized loss from gold and silver rounds/bullion, net (1)	14	—	14	—
Other income	(15)	(3)	(17)	(4)
Total	$(434)	$65	$(761)	$82

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of June 30, 2023 and 2022, potentially dilutive securities representing 66,000 shares and 60,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (in thousands)	$3,604	$6,565	$9,972	$9,183
Basic weighted average shares of common stock outstanding	24,084,542	24,024,542	24,074,312	24,010,061
Diluted effect of share-based awards	141,411	182,643	144,958	194,599
Diluted weighted average common shares outstanding	24,225,953	24,207,185	24,219,270	24,204,660
Net income per share:
Basic	$0.15	$0.27	$0.41	$0.38
Diluted	$0.15	$0.27	$0.41	$0.38

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$46,913	$45,054	Level 1
Gold and silver rounds/bullion	225	—	Level 1

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits with an original maturity of 3 months or less and are valued at cost, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes which are valued using quoted market prices. Please see Note 3 for additional information.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022	Statement of Operations Classification

	(in thousands)
Unrealized gold and silver rounds/bullion loss, net	$14	$—	$14	$—	Other (income) expense, net

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

During the three and six month ended June 30, 2023, the Company granted RSUs of 36,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $7 per share. No RSUs were granted during the three and six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%. No options were issued during the three months ended June 30, 2022. No options were issued during the three and six months ended June 30, 2023.

 During the six months ended June 30, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended June 30, 2023. During the six months ended June 30, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended June 30, 2022.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2023 the Company recorded $0.05 million and $0.1 million, respectively, of stock-based compensation. For the three and six months ended June 30, 2022 the Company recorded $0.05 million and $0.1 million, respectively, of stock-based compensation.

16. Shareholders’ Equity

During the three and six months ended June 30, 2023 the Company declared and paid dividends of $3.9 million or $0.16 per share and $6.7 million or $0.28 per share, respectively. During the three and six months ended June 30, 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share and $5.8 million or $0.24 per share, respectively.

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

The following discussion summarizes our results of operations for the three and six months ended June 30, 2023 and 2022. It also analyzes our financial condition at June 30, 2023. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2022 contained in our annual report on Form 10-K for the year ended December 31, 2022.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Second Quarter 2023 Financial Results and Highlights

●	$19.2 million net sales
●	$3.6 million net income or $0.15 per share
●	$46.9 million cash balance on June 30, 2023
●	9,684 gold ounces produced
●	3.36 grams per tonne average gold grade mined
●	$91.9 million working capital at June 30, 2023
●	$11.2 million mine gross profit
●	$6.1 million exploration expenditures
●	$527 total cash cost after by-product credits per gold ounce sold
●	$680 per ounce total all-in sustaining cost
●	$3.9 million dividends paid
●	$0.04 special dividend

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Ore mined
Ore (tonnes)	112,834	123,810	219,309	377,653
Gold grade (g/t)	3.36	3.46	3.71	2.59
Low-grade stockpile
Ore (tonnes)	—	11,011	61,854	34,501
Gold grade (g/t)	—	0.42	0.47	0.43
Waste (tonnes)	312,614	241,500	530,741	1,494,024
Metal production (before payable metal deductions)(1)
Gold (ozs.)	9,684	10,980	21,171	20,855
Silver (ozs.)	13,611	16,027	31,260	32,550

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Metal sold
Gold (ozs.)	9,702	12,851	21,131	21,148
Silver (ozs.)	13,464	18,780	30,944	32,708
Average metal prices realized (1)
Gold ($per oz.)	1,990	1,876	1,935	1,871
Silver ($per oz.)	24.46	23.04	23.42	23.34
Precious metal gold equivalent ounces sold
Gold Ounces	9,702	12,851	21,131	21,148
Gold Equivalent Ounces from Silver	165	231	375	408
	9,867	13,082	21,506	21,556

Total cash cost before by-product credits per gold ounce sold	$561	$680	$546	$706
Total cash cost after by-product credits per gold ounce sold	$527	$646	$512	$670
Total all-in sustaining cost per gold ounce sold	$680	$733	$625	$778

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

During the three months ended June 30, 2023 and 2022, we produced 9,684 and 10,980 ounces of gold, respectively. The lower production is primarily due to higher utilization of the low-grade stockpile for blending of ore placed on the pad. Cash cost after by-product credit decreased due to lower mining costs due to higher utilization of the low-grade stockpile.

During the six months ended June 30, 2023 and 2022, we produced 21,171 and 20,855 ounces of gold, respectively. The higher production is primarily due to higher-grade ore mined and placed on the pad during the period. Cash cost after by-product credit decreased due to lower mining costs due to less waste mining.

Consolidated Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Sales, net. For the three months ended June 30, 2023, consolidated sales, net were $19.2 million as compared to $24.0 million for the same period in 2022. The decrease is attributable to a 25% decrease in sales volumes due to decreased production, offset by a 6% increase in average sales price.

Mine gross profit. For the three months ended June 30, 2023, we recorded $11.2 million mine gross profit did not materially change compared to $11.6 million mine gross profit for the same period in 2022.

General and administrative. For the three months ended June 30, 2023, general and administrative expenses of $1.1 million did not materially change from $1.1 million in the same period in 2022.

Exploration expenses. For the three months ending June 30, 2023, property exploration expenses totaled $6.1 million as compared to $2.4 million for the same period of 2022. The increase was largely due to increased drilling at the County Line and Golden Mile properties and the completion of two additional monitoring wells at the Golden Mile property.

 Other (income) expense, net. For the three months ending June 30, 2023, other income totaled $0.4 million as compared to other expense of $0.1 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the three months ended June 30, 2023, income and mining tax expense was $0.9 million as compared to $1.4 million for the same period in 2022. The decrease is the result of our lower income before income and mining taxes and decreased Nevada net proceeds of minerals tax due to lower metal sales.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended June 30, 2023, we recorded net income of $3.6 million as compared to $6.6 million in the corresponding period for 2022. The decrease is due to the changes in our consolidated results of operations, as discussed above.

Consolidated Results of Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Sales, net. For the six months ended June 30, 2023, consolidated sales, net were $40.8 million as compared to $39.4 million for the same period in 2022. The increase is attributable to a 3% increase in average sales price.

Mine gross profit. For the six months ended June 30, 2023, we recorded $23.6 million mine gross profit compared to $18.3 million mine gross profit for the same period in 2022. The increase is primarily attributable to higher sales and lower cash cost after by-product credit per ounce sold, as discussed above.

General and administrative. For the six months ended June 30, 2023, general and administrative expenses of $2.1 million did not materially change from $2.3 million in the same period in 2022.

Exploration expenses. For the six months ending June 30, 2023, property exploration expenses totaled $9.7 million as compared to $4.9 million for the same period of 2022. The increase was largely due to increased drilling, as well as  increased geotechnical and metallurgical studies at the County Line property. Drilling also increased at the Golden Mile property, as well as the completion of three additional monitoring wells.

 Other (income) expense, net. For the six months ending June 30, 2023, other income totaled $0.8 million as compared to other expense of $0.1 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the six months ended June 30, 2023, income and mining tax expense was $2.5 million as compared to $1.8 million for the same period in 2022. The increase is the result of our higher income before income and mining taxes.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the six months ended June 30, 2023, we recorded net income of $10.0 million as compared to $9.2 million in the corresponding period for 2022. The increase is due to the changes in our consolidated results of operations, as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands)
Total cash cost after by-product credits	$5,109	$8,303	$10,810	$14,176
Treatment and refining charges	(89)	(114)	(137)	(206)
Depreciation and amortization	2,905	4,155	6,384	6,933
Reclamation and remediation	68	76	140	123
Total consolidated mine cost of sales	$7,993	$12,420	$17,197	$21,026

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$5,439	$8,735	$11,537	$14,939
By-product credits (2)	(330)	(432)	(727)	(763)
Total cash cost after by-product credits	$5,109	$8,303	$10,810	$14,176
Sustaining capital expenditures	509	1,025	621	1,963
Sustaining exploration expenses	974	95	1,764	322
Total all-in sustaining cost	$6,592	$9,423	$13,195	$16,461

Gold ounces sold	9,702	12,851	21,131	21,148

Total cash cost before by-product credits per gold ounce sold	$561	$680	$546	$706
By-product credits per gold ounce sold (2)	(34)	(34)	(34)	(36)
Total cash cost after by-product credits per gold ounce sold	527	646	512	670
Other sustaining expenditures per gold ounce sold (3)	153	87	113	108
Total all-in sustaining cost per gold ounce sold	$680	$733	$625	$778
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
By-product credits by dollar value:
Silver sales	$330	$432	$727	$763
Total sales from by-products	$330	$432	$727	$763

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
By-product credits per gold ounce sold:
Silver sales	$34	$34	$34	$36
Total by-product credits per gold ounce sold	$34	$34	$34	$36

Liquidity and Capital Resources

As of June 30, 2023, we had a cash position of $46.9 million compared to $45.1 million at December 31, 2022. The increase is primarily due to increased cash from operations.

As of June 30, 2023, we had working capital of $91.9 million compared to $84.1 million at December 31, 2022. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of June 30, 2023, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the six months ended June 30, 2023 was $12.8 million, compared to $14.5 million for six months ended June 30, 2022. The decrease is primarily due changes in inventory and deferred taxes.

Net cash used in investing activities for the six months ended June 30, 2023 was $4.2 million compared to $8.1 million during the same period in 2022. The decrease is primarily due to less capital expenditures for the Golden Mile project.

Net cash used in financing activities for the six months ended June 30, 2023 of $6.7 million compared to $5.8 million for the same period in 2022. The increase is primarily due to higher shareholder dividends due to special dividend paid in May 2023.

Development and Exploration Activities

Isabella Pearl Mine: During the second quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations. Exploration reverse circulation (“RC”) drilling continued in the Plan of Operation footprint of the Isabella Pearl Mine, Scarlet area, and Twin Hills area that are to the northwest of the Isabella Pearl Mine. These drilling programs completed 66 RC holes that totaled 6,821 meters. The focus of these exploration drilling programs was on identifying areas with oxide extractable gold.

County Line property: The County Line Project Plan of Operations and Nevada Reclamation Permit Application was submitted in May 2023 to the U.S. Department of the Interior Bureau of Land Management (“BLM”) and State of Nevada Department of Conservation and Natural Resources Division of Environmental Protection. RC drilling continued in the second quarter to further delineate gold mineralization at the County Line main pit along with mine plan optimization and to test the East Zone pit that included 86 holes, totaling 7,065 meters. In addition, the metallurgical and geotechnical core programs continued that resulted in 12 additional holes being completed that totaled 683 meters. The hydrogeology program advanced with drilling of two holes that will be used for water monitoring.

Golden Mile property: Environmental Assessment permit preparation continued with the goal to submit the Plan of Operations to regulatory authorities in 2023. Additional studies advanced in the second quarter include interpretation of the spectral analytical program results from the RC drill hole chip samples, an independent assessment by a third-party consultant to review sampling, and completion of a seven-hole core program that totaled 825 meters. This core program was designed to further constrain structural and lithological controls associated with gold mineralization. Two additional water monitoring wells were drilled to further assist with planning the proposed phase one open pit.

East Camp Douglas property: Approval of the next phase of RC hole drilling in the Lithocap target area by the Bureau of Land Management, was granted in April 2023. Road building and pad construction are underway; drilling is scheduled for the third quarter. The first phase of a comprehensive surface mapping and sampling program was completed in the northern portion of the East Camp Douglas property. Results from this surface mapping program were used to design a drilling campaign and a Notice of Intent (“NOI”) to drill is in progress for submission to the BLM.  Pending approval of this NOI application, drilling is scheduled to commence in the third quarter.

Ripper property: Compilation and interpretation of the 2022 field work and geochemical results from the Ripper property were finalized in the first quarter of 2023. A drilling application with the Bureau of Land Management was completed in the quarter ended June 30, 2023, and environmental studies are currently underway.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  and six months ended June 30, 2023, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2023.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer