Form 10-Q
period 2023-09-30
Fortitude Gold Corp
filed 2023-10-31
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 30, 2023, the registrant had 24,084,542 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,035	$45,054
Gold and silver rounds/bullion	945	—
Inventories	50,858	47,155
Prepaid taxes	624	710
Prepaid expenses and other current assets	1,022	730
Total current assets	105,484	93,649
Property, plant and mine development, net	26,839	30,581
Operating lease assets, net	1,095	3,826
Deferred tax assets	1,889	1,282
Other non-current assets	359	1,818
Total assets	$135,666	$131,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,906	$2,524
Operating lease liabilities, current	1,095	3,826
Mining taxes payable	2,096	1,857
Other current liabilities	1,268	1,327
Total current liabilities	7,365	9,534
Asset retirement obligations	6,248	5,863
Total liabilities	13,613	15,397
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,084,542 shares outstanding at September 30, 2023 and 24,024,542 shares outstanding at December 31, 2022	241	240
Additional paid-in capital	103,961	103,731
Retained earnings	17,851	11,788
Total shareholders' equity	122,053	115,759
Total liabilities and shareholders' equity	$135,666	$131,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales, net	$21,268	$16,122	$62,027	$55,476
Mine cost of sales:
Production costs	5,992	5,703	16,665	19,673
Depreciation and amortization	3,349	3,005	9,733	9,938
Reclamation and remediation	91	60	231	183
Total mine cost of sales	9,432	8,768	26,629	29,794
Mine gross profit	11,836	7,354	35,398	25,682
Costs and expenses:
General and administrative expenses	1,335	1,638	3,481	3,912
Exploration expenses	3,833	3,687	13,582	8,627
Other (income) expense, net	(491)	60	(1,252)	142
Total costs and expenses	4,677	5,385	15,811	12,681
Income before income and mining taxes	7,159	1,969	19,587	13,001
Mining and income tax expense	1,437	248	3,893	2,097
Net income	$5,722	$1,721	$15,694	$10,904
Net income per common share:
Basic	$0.24	$0.07	$0.65	$0.45
Diluted	$0.24	$0.07	$0.65	$0.45
Weighted average shares outstanding:
Basic	24,084,542	24,024,542	24,077,772	24,014,959
Diluted	24,212,436	24,190,375	24,217,420	24,201,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2023 and 2022
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, June 30, 2022	24,024,542	$240	$103,636	$12,052	$115,928
Stock-based compensation	—	—	46	—	46
Dividends	—	—	—	(2,882)	(2,882)
Net income	—	—	—	1,721	1,721
Balance, September 30, 2022	24,024,542	$240	$103,682	$10,891	$114,813

Balance, June 30, 2023	24,084,542	$241	$103,893	$15,019	$119,153
Stock-based compensation	—	—	68	—	68
Dividends	—	—	—	(2,890)	(2,890)
Net income	—	—	—	5,722	5,722
Balance, September 30, 2023	24,084,542	$241	$103,961	$17,851	$122,053

	Nine Months Ended September 30, 2023 and 2022
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	143	—	143
Dividends	—	—	—	(8,645)	(8,645)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	10,904	10,904
Balance, September 30, 2022	24,024,542	$240	$103,682	$10,891	$114,813

Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	171	—	171
Dividends	—	—	—	(9,631)	(9,631)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	15,694	15,694
Balance, September 30, 2023	24,084,542	$241	$103,961	$17,851	$122,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$15,694	$10,904
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,804	10,052
Stock-based compensation	171	143
Deferred taxes	(607)	(982)
Reclamation and remediation accretion	231	183
Other operating adjustments	(22)	(38)
Changes in operating assets and liabilities:
Accounts receivable	—	(101)
Inventories	(3,016)	(2,199)
Prepaid expenses and other current assets	(292)	1,269
Other non-current assets	(19)	(31)
Accounts payable and other accrued liabilities	347	1,866
Income and mining taxes payable	325	(36)
Net cash provided by operating activities	22,616	21,030

Cash flows from investing activities:
Capital expenditures	(5,047)	(10,184)
Purchase of gold and silver rounds/bullion	(978)	—
Net cash used in investing activities	(6,025)	(10,184)

Cash flows from financing activities:
Dividends paid	(9,631)	(8,645)
Proceeds from exercise of stock options	60	63
Repayment of loans payable	(30)	(65)
Repayment of capital leases	(9)	(20)
Net cash used in financing activities	(9,610)	(8,667)

Net increase in cash and cash equivalents	6,981	2,179
Cash and cash equivalents at beginning of period	45,054	40,017
Cash and cash equivalents at end of period	$52,035	$42,196

Supplemental Cash Flow Information
Income and mining taxes paid	$4,174	$3,149
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$15	$(343)
Change in estimate for asset retirement costs	$—	$710
Right-of-Use assets acquired through operating lease	$—	$3,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

2. Revenue

The following table presents the Company’s net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Sales, net
Gold sales	$21,316	$16,193	$62,212	$55,753
Less: Refining charges	(48)	(71)	(185)	(277)
Total sales, net	$21,268	$16,122	$62,027	$55,476

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for investment purposes.

At September 30, 2023 and December 31, 2022, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	September 30,			December 31,
	2023			2022
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	382	$1,871	$715	—	$—	$—
Silver	9,980	$23.08	$230	—	$—	$—
Total holdings			$945			$—

4. Inventories

On September 30, 2023 and December 31, 2022, current inventories consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Stockpiles	$4,183	$5,832
Leach pad	46,209	40,786
Doré	27	32
Subtotal - product inventories	50,419	46,650
Materials and supplies	439	505
Total	$50,858	$47,155

In addition to the inventories above, as of September 30, 2023 and December 31, 2022, the Company has nil and $1.5 million, respectively, of low-grade ore stockpile inventory included in other non-current assets.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded income and mining tax expense of $1.4 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively.  The Company recorded income and mining tax expense of $3.9 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of September 30, 2023 and December 31, 2022, thus no valuation allowance was determined to be necessary.

As of September 30, 2023, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Contractor advances	$55	$273
Prepaid insurance	383	309
Interest receivable	386	85
Other current assets	198	63
Total	$1,022	$730

7. Property, Plant and Mine Development, net

At September 30, 2023 and December 31, 2022, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$5,171	$5,171
Construction-in-progress	13,297	9,522
Furniture and office equipment	652	590
Leach pad and ponds	3,732	3,732
Land	38	25
Light vehicles and other mobile equipment	558	544
Machinery and equipment	16,362	15,698
Process facilities and infrastructure	8,908	8,856
Mineral interests and mineral rights	18,953	18,953
Mine development	24,365	24,365
Software and licenses	105	105
Subtotal (1)	92,141	87,561
Accumulated depreciation and amortization	(65,302)	(56,980)
Total	$26,839	$30,581
(1)	Includes capital expenditures in accounts payable of $0.6 million at September 30, 2023 and December 31, 2022.

For the three months ended September 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $3.4 million and $3.1 million, respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded depreciation and amortization expense of $9.8 million and $10.1 million, respectively.

8. Other Current Liabilities

At September 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$624	$547
Accrued property and excise taxes	633	721
Other accrued expenses	11	59
Total	$1,268	$1,327

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2023 and year ended December 31, 2022:

	September 30,	December 31,
	2023	2022

	(in thousands)
Asset retirement obligation – balance at beginning of period	$5,863	$4,725
Changes in estimate	—	789
Payments	(1)	(47)
Accretion	386	396
Asset retirement obligation – balance at end of period	$6,248	$5,863

As of September 30, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.2 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of September 30, 2023, total estimated contractual payments remaining, excluding embedded lease payments, are $1.1 million for the year ended December 31, 2023.

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

The depreciable life of assets is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of September 30, 2023 is 0.25 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of September 30, 2023 was 7.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and nine months ended September 30, 2023, the Company capitalized variable lease costs of $0.9 million and $1.9 million, respectively, to Inventory. During the three and nine months ended September 30, 2022, the Company capitalized variable lease costs of $0.9 million and $3.5 million, respectively, to Inventory.

Maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands)

Year Ending December 31:
2023	$1,116
Thereafter	—
Total lease payments	1,116
Less imputed interest	(21)
Present value of minimum payments	1,095
Less: current portion	(1,095)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating lease is as follows for the nine months ended September 30, 2023 and 2022:

	Nine months ended
	September 30,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,863	$3,553

11. Other (Income) Expense, Net

For the three and nine months ended September 30, 2023 and 2022, other (income) expense, net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands)		(in thousands)
Interest (income) expense	$(549)	$15	$(1,380)	$59
Charitable contributions	41	48	114	90
Unrealized loss from gold and silver rounds/bullion, net (1)	19	—	33	—
Other income	(2)	(3)	(19)	(7)
Total	$(491)	$60	$(1,252)	$142

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of September 30, 2023 and 2022, potentially dilutive securities representing 66,000 shares and 100,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (in thousands)	$5,722	$1,721	$15,694	$10,904
Basic weighted average shares of common stock outstanding	24,084,542	24,024,542	24,077,772	24,014,959
Diluted effect of share-based awards	127,894	165,833	139,648	186,280
Diluted weighted average common shares outstanding	24,212,436	24,190,375	24,217,420	24,201,239
Net income per share:
Basic	$0.24	$0.07	$0.65	$0.45
Diluted	$0.24	$0.07	$0.65	$0.45

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$52,035	$45,054	Level 1
Gold and silver rounds/bullion	945	—	Level 1

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022	Statement of Operations Classification

	(in thousands)
Unrealized gold and silver rounds/bullion loss, net	$19	$—	$33	$—	Other (income) expense, net

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

During the nine months ended September 30, 2023, the Company granted RSUs of 36,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $7 per share. No RSU’s were granted during the three months ended September 30, 2023. No RSUs were granted during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Company issued options to purchase 30,000 shares of its common stock to employees. The options vest over a period of three years.  The Company used the Black-Scholes option valuation model to value the options with the following weighted average assumptions: stock price of $7.06, expected term of 3.5 years, risk free rate of 2.06%, expected volatility of 75.87%, and an assumed dividend rate of 7.25%. No options were issued during the three months ended September 30, 2022. No options were issued during the three and nine months ended September 30, 2023.

 During the nine months ended September 30, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended September 30, 2023. During the nine months ended September 30, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended September 30, 2022.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2023, the Company recorded $0.07 million and $0.2 million, respectively, of stock-based compensation. For the three and nine months ended September 30, 2022 the Company recorded $0.05 million and $0.1 million, respectively, of stock-based compensation.

16. Shareholders’ Equity

During the three and nine months ended September 30, 2023, the Company declared and paid dividends of $2.9 million or $0.12 per share and $9.6 million or $0.40 per share, respectively. During the three and nine months ended September 30, 2022, the Company declared and paid dividends of $2.9 million or $0.12 per share and $8.6 million or $0.36 per share, respectively.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2023 and 2022. It also analyzes our financial condition at September 30, 2023. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2022 contained in our annual report on Form 10-K for the year ended December 31, 2022.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2023 Financial Results and Highlights

●	$21.3 million net sales
●	$5.7 million net income or $0.24 per share
●	$52.0 million cash balance on September 30, 2023
●	11,122 gold ounces produced
●	2.04 grams per tonne average gold grade mined
●	$98.1 million working capital at September 30, 2023
●	$11.8 million mine gross profit
●	$3.8 million exploration expenditures
●	$547 total cash cost after by-product credits per gold ounce sold
●	$651 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Ore mined
Ore (tonnes)	112,834	113,111	329,765	490,764
Gold grade (g/t)	2.04	5.69	3.07	3.30
Low-grade stockpile
Ore (tonnes)	—	—	2,118	34,501
Gold grade (g/t)	—	—	0.46	0.43
Waste (tonnes)	312,614	202,201	965,312	1,696,225
Metal production (before payable metal deductions)(1)
Gold (ozs.)	11,122	9,500	32,293	30,355
Silver (ozs.)	25,012	12,497	56,272	45,047

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Metal sold
Gold (ozs.)	11,042	9,419	32,173	30,567
Silver (ozs.)	24,694	12,111	55,638	44,819
Average metal prices realized (1)
Gold ($per oz.)	1,931	1,719	1,934	1,871
Silver ($per oz.)	23.54	19.44	23.51	23.34
Precious metal gold equivalent ounces sold
Gold Ounces	11,042	9,419	32,173	30,567
Gold Equivalent Ounces from Silver	301	137	676	559
	11,343	9,556	32,849	31,126

Total cash cost before by-product credits per gold ounce sold	$600	$638	$564	$685
Total cash cost after by-product credits per gold ounce sold	$547	$613	$523	$652
Total all-in sustaining cost per gold ounce sold	$651	$687	$633	$749

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

During the three months ended September 30, 2023 and 2022, we produced 11,122 and 9,500 ounces of gold, respectively. The increased production is primarily due to higher leach pad recoveries due to timing of material placed under leach. Cash cost after by-product credit decreased due mainly to higher sales volumes.

During the nine months ended September 30, 2023 and 2022, we produced 32,293 and 30,355 ounces of gold, respectively. The higher production is primarily due to higher leach pad recoveries due to timing of material placed under leach. Cash cost after by-product credit decreased in 2023 due to higher sales volumes and lower mining costs due to less waste mining.

Consolidated Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Sales, net. For the three months ended September 30, 2023, consolidated sales, net were $21.3 million as compared to $16.1 million for the same period in 2022. The increase is attributable to a 17% increase in sales volumes, as well as a 12% increase in average sales price.

Mine gross profit. For the three months ended September 30, 2023,  we recorded $11.8 million mine gross profit compared to $7.4 million mine gross profit for the same period in 2022. The increase is primarily attributable to higher sales, as discussed above.

General and administrative. For the three months ended September 30, 2023, general and administrative expenses were $1.3 million as compared to $1.6 million in the same period in 2022. The decrease is due to lower compensation expenses in the current quarter.

Exploration expenses. For the three months ending September 30, 2023, property exploration expenses of $3.8 million did not materially change from $3.7 million for the same period of 2022.

 Other (income) expense, net. For the three months ending September 30, 2023, other income totaled $0.5 million as compared to other expense of $0.1 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the three months ended September 30, 2023, income and mining tax expense was $1.4 million as compared to $0.2 million for the same period in 2022. The increase is the result of our higher income before income and mining taxes.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended September 30, 2023, we recorded net income of $5.7 million as compared to $1.7 million in the corresponding period for 2022. The increase is due to the changes in our consolidated results of operations, as discussed above.

Consolidated Results of Operations – Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

Sales, net. For the nine months ended September 30, 2023, consolidated sales, net were $62.0 million as compared to $55.5 million for the same period in 2022. The increase is attributable to a 5% increase in sales volumes, as well as a 3% increase in average sales price.

Mine gross profit. For the nine months ended September 30, 2023, we recorded $35.4 million mine gross profit compared to $25.7 million mine gross profit for the same period in 2022. The increase is primarily attributable to higher sales, as discussed above.

General and administrative. For the nine months ended September 30, 2023, general and administrative expenses were $3.5 million as compared to $3.9 million in the same period in 2022. The decrease is due to changes in compensation expenses.

Exploration expenses. For the nine months ending September 30, 2023, property exploration expenses totaled $13.6 million as compared to $8.6 million for the same period of 2022. The increase was largely due to increased drilling at the

County Line and Golden Mile properties, as well as increased geotechnical and metallurgical studies at the County Line property.

 Other (income) expense, net. For the nine months ending September 30, 2023, other income totaled $1.3 million as compared to other expenses of $0.1 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the nine months ended September 30, 2023, income and mining tax expense was $3.9 million as compared to $2.1 million for the same period in 2022. The increase is the result of our higher income before income and mining taxes.  See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the nine months ended September 30, 2023, we recorded net income of $15.7 million as compared to $10.9 million in the corresponding period for 2022. The increase is due to the changes in our consolidated results of operations, as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands)
Total cash cost after by-product credits	$6,040	$5,774	$16,850	$19,950
Treatment and refining charges	(48)	(71)	(185)	(277)
Depreciation and amortization	3,349	3,005	9,733	9,938
Reclamation and remediation	91	60	231	183
Total consolidated mine cost of sales	$9,432	$8,768	$26,629	$29,794

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$6,621	$6,010	$18,158	$20,949
By-product credits (2)	(581)	(236)	(1,308)	(999)
Total cash cost after by-product credits	$6,040	$5,774	$16,850	$19,950
Sustaining capital expenditures	530	376	1,152	2,339
Sustaining exploration expenses	622	318	2,386	640
Total all-in sustaining cost	$7,192	$6,468	$20,388	$22,929

Gold ounces sold	11,042	9,419	32,173	30,567

Total cash cost before by-product credits per gold ounce sold	$600	$638	$564	$685
By-product credits per gold ounce sold (2)	(53)	(25)	(41)	(33)
Total cash cost after by-product credits per gold ounce sold	547	613	523	652
Other sustaining expenditures per gold ounce sold (3)	104	74	110	97
Total all-in sustaining cost per gold ounce sold	$651	$687	$633	$749
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue (in thousands) and by-product credit gold ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
By-product credits by dollar value:
Silver sales	$581	$236	$1,308	$999
Total sales from by-products	$581	$236	$1,308	$999

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
By-product credits per gold pounce sold:
Silver sales	$53	$25	$41	$33
Total by-product credits per gold ounce sold	$53	$25	$41	$33

Liquidity and Capital Resources

As of September 30, 2023, we had a cash position of $52.0 million compared to $45.1 million at December 31, 2022. The increase is primarily due to increased cash from operations and less capital expenditures.

As of September 30, 2023, we had working capital of $98.1 million compared to $84.1 million at December 31, 2022. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of September 30, 2023, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the nine months ended September 30, 2023 was $22.6 million, compared to $21.0 million for nine months ended September 30, 2022. The increase is primarily due to higher net income, partially offset by changes in inventory, accounts payable and interest receivable.

Net cash used in investing activities for the nine months ended September 30, 2023 was 6.0 million compared to $10.2 million during the same period in 2022. The decrease is primarily due to less capital expenditures for the Golden Mile project.

Net cash used in financing activities for the nine months ended September 30, 2023 of $9.6 million compared to $8.7 million for the same period in 2022. The increase is primarily due to higher shareholder dividends due to the special dividend paid in May 2023.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations, despite the over 100-year flood event due to the heavy rains that impacted most of Nevada. Exploration reverse circulation (“RC”) drilling continued in the Plan of Operation footprint of the Isabella Pearl Mine. The Scarlet area located 700 meters northwest of the Isabella Pearl heap leach and process facility was also drilled. The focus of these exploration drilling programs was on identifying areas with oxide extractable gold. Mapping in in the third quarter focused on a target called Prospect Mountain, located directly to the north of Scarlet, which returned numerous gold surface samples. In addition, a mapping and sampling campaign was undertaken on the Wildhorse property, located at the northwest extent of the Isabella Pearl trend.

County Line property: RC drilling continued in the third quarter to further delineate gold mineralization at the County Line main pit. In addition, the 12 core holes from the geotechnical programs that were completed in the second quarter were geologically logged, cut, and analyzed. A metallurgical study was initiated and is anticipated to be completed in fourth quarter. Disturbances on the previous programs were reclaimed, with the intention of having an additional disturbance allowance released by the U.S. Department of the Interior Bureau of Land Management (“BLM”) so that another drilling campaign can commence in the fourth quarter. A large mapping campaign was initiated in the Newman Ridge area, which is located 1.2 kilometers to the west of the County Line main pit area.

Golden Mile property: The Golden Mile Project Plan of Operations and Nevada Reclamation Permit Application was submitted in the third quarter to the BLM and State of Nevada Department of Conservation and Natural Resources Division of Environmental Protection. Technical studies that were advanced in the third quarter include: interpretation of the spectral analytical program results from the RC drill hole chip samples; independent laboratory testing to assess the presence of nugget gold; and core logging to further constrain structural and lithological controls associated with gold mineralization. The Spring Project, which is in the northwest portion of the Golden Mile property claim block, was mapped and sampled in the third quarter.

East Camp Douglas property: RC drilling commenced in this quarter in both the southern portion and northern portions of the property. Mapping campaigns also continued in the third quarter, resulting in a stronger understanding of the structures and lithologies associated with gold mineralization.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of September 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  and nine months ended September 30, 2023, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2023.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer