Form 10-K
period 2023-12-31
Fortitude Gold Corp
filed 2024-02-27
CIK 1828377

][

‘’’’’’’’’’’

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $143,000,000. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 26, 2024 was 24,141,209.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. If you are risk-averse, you should NOT buy shares in Fortitude Gold Corporation.  Unexpected events happen and are likely to change forecasts and targets. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	The Biden administration’s current and future stance on resource permitting and development
●	The Biden administration’s unwillingness to fully staff its Bureau of Land Management for permitting
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Global pandemics and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Commodity price fluctuations
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

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

We own 100% of eight properties in Nevada, totaling 2,302 claims, which include 2,228 unpatented lode and placer mineral claims, and 74 mill site claims covering approximately 40,176 acres, subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented claims without payments of production royalties to the U.S. government, subject to the surface management regulations of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented claims. In 2023, we paid approximately $432,750 in annual claim maintenance fees to various counties and the BLM.

In addition to the unpatented claims, we also own 22, and lease one, patented mining claims covering approximately 180 acres and an additional 202.5 acres of fee lands.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2024.

All our properties are located in Nevada, seven are located in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production and one in west-central Nevada. Activities at our properties in Nevada range from exploration at Intrepid, Dauntless and Ripper, mineral delineation at Mina Gold and East Camp Douglas, resource definition, engineering and permitting at County Line and Golden Mile, to production at Isabella Pearl. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, Goldfield, and Rochester districts.

Condition of Physical Assets and Insurance

Our business is capital intensive and requires ongoing investment for the replacement, modernization or expansion of equipment and facilities. Insurance coverage against property loss at our Isabella Pearl mine is limited. Insuring certain facilities, including the open pit and the heap leach pad, from natural occurrences like earthquakes are currently cost prohibitive. Such insurance contains exclusions and limitations on coverage, particularly with respect to property loss, environmental liability, and political risk. There can be no assurance that claims would be paid under such insurance policies in connection with a particular loss.

Environmental Matters

We conduct our operations while protecting the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2023, $6.5 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

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

Government Regulations and Permits

In the U.S., an unpatented mining claim on unappropriated federal land may be acquired pursuant to procedures established by the Mining Law of 1872 and other federal and state laws. These acts generally provide that a citizen of the U.S. (including a corporation) may acquire a possessory right to develop and mine valuable mineral deposits discovered upon appropriate federal lands, provided that such lands have not been withdrawn from mineral location, e.g., national parks, military reservations and lands designated as part of the National Wilderness Preservation System. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to such non-record facts as the sufficiency of the discovery of minerals, proper posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. Prior to discovery of a locatable mineral on an unpatented mining claim, the mining claim may be open to location by others unless the owner is in possession of the claim.

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

Customers

For both the years ended December 31, 2023 and 2022, one customer accounted for 98% and 97%, respectively, of our revenue from our Isabella Pearl mine. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 68 full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 28 individuals employed by third parties in Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

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

During 2023, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,811 per ounce to a high of $2,078 per ounce while the price of silver fluctuated from a low of $20.09 per ounce to a high of $26.03 per ounce. As of February 26, 2024, gold and silver prices were $2,027 per ounce and $22.51 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2019	2020	2021	2022	2023
Gold:
High	$1,546	$2,067	$1,943	$2,039	$2,078
Low	$1,270	$1,474	$1,684	$1,629	$1,811
Average	$1,393	$1,770	$1,799	$1,800	$1,941
Silver:
High	$19.31	$28.89	$29.58	$26.18	$26.03
Low	$14.38	$12.01	$21.52	$17.77	$20.09
Average	$16.21	$20.55	$25.04	$21.71	$23.35

We may not continue to be profitable. During the fiscal year ended December 31, 2023, we reported net income of $17.0 million. Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

We may require significant additional capital to fund our business plans. We may be required to expend significant funds to determine if proven and probable mineral reserves and/or measured and indicated resources exist at any of our non-producing properties, to continue exploration, and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. If we receive the necessary permits and make a positive development decision, we may require significant additional capital to bring the project into production. We have spent, and may be required to continue to expend, significant amounts of capital for exploration, drilling, geological and geochemical analysis, assaying, feasibility studies, engineering, permitting, mine construction and development, and mining and process equipment in connection with our exploration, development, and production activities.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including our historical and current results of operations, the status of the national and worldwide economy, the price of gold, silver and other valuable metals, the condition of the debt and equity markets, permitting timeframes, and the costs associated with extracting minerals. We may need financing and if so, may not be successful in generating or obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Not having the cash available and/or failure to obtain such additional financing could result in the delay or indefinite postponement of further mining operations or exploration and construction and the possible partial or total loss of our interest in our properties.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital, and experienced industry personnel is intense. Numerous companies headquartered in the United States (“U.S.”) and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the precious metal mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully discover deposits and operate our mine and processing facility. We may be unable to attract the necessary investment capital or personnel to fully explore and, if warranted, develop and operate our properties and we may be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, is likely to continue to be intense in the future.

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2023, we have not recorded a valuation allowance for our net deferred tax assets.

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

Future estimates and actual results may differ materially from these estimates as a result of using different assumptions, geologic models, or conditions. For additional information, see Critical Accounting Estimates in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 8 Financial Statements and Supplementary Data, Note 1 of Notes to Consolidated Financial Statements, and the risk factors set forth in this report.

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

Operational Risks

Our production is currently limited to a single mine and any interruptions or stoppages in our mining activities would adversely affect our revenue. We are entirely dependent on revenues from a single mine to fund our operations. Any interruption in our ability to mine this location, such as a labor strike, natural disaster, or loss of permits would negatively impact our ability to generate revenue following such interruption. Additionally, if we are unable to discover new deposits, obtain the necessary permits in a timely manner, and economically develop additional mines, we will eventually deplete our reserves and will no longer generate revenue sufficient to fund our operations. A decrease in, or cessation of, our mining operations at this mine would adversely affect our financial performance and may eventually cause us to cease operations.

Our current property portfolio is limited to one producing property and our ability to remain profitable over the long-term will depend on our ability to expand and /or discover new deposits on this property, and /or identify, explore, discover, delineate, permit and develop additional properties. Gold and silver producers must continually replace reserves depleted by production to maintain production levels over the long term and provide a return on invested capital. Depleted reserves can be replaced in several ways, including expanding known ore bodies, locating new deposits, or acquiring interests in reserves from third parties. Exploration is highly speculative in nature, capital intensive, involves many risks and is frequently unproductive. Our current or future exploration programs may not result in new ore reserves. Even if significant mineralization is discovered, it will likely take many years from the initial phases of exploration until commencement of production, during which time the economic feasibility and projections of production may change.

From time to time, we may acquire mineral interests from other parties. Such acquisitions are based on an analysis of a variety of factors including historical third-party exploration results, estimates of and assumptions regarding the extent of mineral resources and/or reserves, the timing of production from such reserves and cash and other operating costs. In addition, we may rely on data and reports prepared by third parties (including the ability to permit and compliance with existing regulations) which may contain information or data that we are unable to independently verify or confirm. All these factors are uncertain and may have an impact on our ability to develop the properties.

As a result of these uncertainties, our exploration programs, any acquisitions which we may pursue, and permit timing may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, results of operations and financial position and the price of our common stock.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore recovered may vary from our estimates. There has been no material change to our proven and probable reserves from December 31, 2022 to December 31, 2023, other than the changes from mining in 2023. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

Any material changes in mineral resource and reserve estimates may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for gold or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability obtain additional mine permits and/or extract gold or silver, could have a material adverse effect on our results of operations, financial condition, and stock price.

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We continue the processing of ore from the Isabella Pearl mine, based on estimates from our 2022 Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of gold and silver will be less than anticipated if the mined material’s ultimate metallurgic recovery of the run of mine (ROM) ore or crushed ore are different than lab results and estimates. Or if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies, and reports. If revenue from sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock. Our ability to secure additional mine permits may also affect operations and the price of our common stock.

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

A significant delay or disruption in sales of doré as a result of the unexpected disruption in services provided by refiners could have a material adverse effect on results of operations.  We rely on third party refiners to refine, process and, in most cases, purchase, the gold and silver doré produced from our mine. Access to refiners on economic terms is critical to our ability to sell our products to buyers and generate revenues. We may periodically enter into agreements with refiners, some of which operate their refining facilities outside the United States, and we believe we currently have relationships with and/or contractual arrangements with a sufficient number of refiners so that the loss of any one refiner would not significantly or materially impact our operations or our ability to generate revenues. Nevertheless, services provided by a refiner may be disrupted by operational issues, new or increased tariffs, duties or other cross-border trade barriers, the bankruptcy or insolvency of one or more refiners or the inability to agree on acceptable commercial or legal terms with a refiner. Such an event or events may disrupt an existing relationship with a refiner or result in the inability to create a contractual relationship with a refiner, which may leave us with limited, uneconomical or no access to refining services for short or long periods of time. Any such delay or loss of access may significantly impact our ability to sell doré. We cannot ensure that alternative refiners would be available or offer comparable terms if the need for them were to arise or that it would not experience delays or disruptions in sales that would materially and adversely affect our results of operations.

Exploration and, if deemed feasible, permitting and development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on our properties and any other properties that we may acquire and to develop one or more of those properties into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of gold exploration is determined in part by the following factors:

●	The identification of potential gold mineralization based on surface and drill analysis;
●	Availability of government-granted exploration and construction permits;
●	The quality of our management and our geological and technical expertise; and
●	The capital available for exploration and development.

Substantial expenditures are required to establish proven and probable reserves through detailed drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, rock competency, waste rock overburden, and proximity to infrastructure such as power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such projects if we are unable to identify commercially exploitable mineral reserves and/or obtain the necessary regulatory permits for production. The decision to abandon a project may have an adverse effect on the market value of our common stock and our ability to raise future financing.

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

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions, permitting, or integrating acquired operations. From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and, potentially, generate synergies. The success of any acquisition depends on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities, permits and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a state or country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

In addition, we may incur liability to third parties as a result of the actions of our contractors. The occurrence of one or more of these risks could adversely affect our results of operation, financial position, or the trading price of our common stock.

Increased operating and capital costs could adversely affect our results of operations.  Costs at any particular mining location are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operation and operating cash flow. We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in sustaining and/or the expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the results of operation and cash flow generated from existing operations, as well as the economic returns anticipated from a new project.

Mining operations are subject to unique risks. The exploration for minerals, mine construction and mining operations, involve a high level of risk and are often affected by hazards outside of our control. Some of these risks include, but are not limited to, fires or floods, accidents, seismic activity and unexpected geological formations or conditions including noxious fumes or gases. The occurrence of one or more of these events in connection with our exploration, mine construction, or production activities may result in the death of, or personal injury to, our employees, other personnel or third parties, the loss of mining equipment, damage to or destruction of mineral properties or production facilities, monetary losses, deferral or unanticipated fluctuations in production, environmental damage, permitting and potential legal liabilities, all of which may adversely affect our reputation, business, prospects, results of operations and financial condition.

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

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, permits and targeted production dates. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in those interests and losses with respect to past or future expenses.

We do not, or cannot, insure against all of the risks to which we may be subject in our operations and development. While we currently maintain general commercial liability and limited property insurance in Nevada, we may be subject to liability for certain environmental, pollution or other hazards associated with mineral exploration and mine construction, and production for which insurance may not be available, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs, insurance policy exclusions or other reasons. We may also not be insured against all interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our properties. A significant loss could force us to reduce or suspend our operations and development.

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

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the Biden Administration. We cannot provide any assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations, or permit delays, could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees, permit timing or financial assurance requirements.

Construction of mine and process facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections. When applicable, many factors could delay or prevent the start or completion of, or increase the costs of, future projects or ongoing construction projects at our mine and process facility, including:

●	Design, engineering and construction difficulties or delays;
●	Cost overruns;
●	Inflation;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals and permits;
●	Interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental-organization interests; and
●	Natural disasters, accidents, political unrest, or unforeseen events.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, our stock prices could decline due to the impact of numerous factors, including:

●	Changes in the worldwide price for gold and/or silver;
●	The Biden administration’s stance on mining and mine development;
●	Government freezes on issuing resource permits;
●	Political and regulatory risk;
●	Untimely permit issuances;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Weather conditions, including earthquakes or unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;

●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Decrease or elimination of our shareholder dividend;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of February 26, 2024, there were 24,141,209 outstanding shares of common stock, 192,000 options issued and outstanding, no outstanding shares of preferred stock and no outstanding warrants. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

We may issue shares of preferred stock that would have a liquidation preference to our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of February 26, 2024, there was no preferred stock outstanding.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats. Our policies, standards and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management system. In this regard, we use various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, annual employee awareness updates, engaging experts and third-party monitoring and detection tools.

We employ third-party information technology (“IT’) consultants to manage our information technology environment and help manage and assess cybersecurity risks. The third-party IT consultants have relevant industry experience, including security solutions and data protection and recovery. Using various monitoring and detection tools implemented into our internal technology systems, they can identify cybersecurity threats and report such risks to our management team.

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over our third-party IT consultant, monitoring systems and employee engagement. The management team is responsible for reporting any cybersecurity risks identified by our third-party IT consultant to our board of directors.

Our board of directors is responsible for oversight over our risk management system, including review and approval of the risk management system and processes implemented by management to identify, assess, manage and mitigate cybersecurity risks. The Board is responsible for monitoring and assessing material risk exposure to cybersecurity risks, and our management is responsible for the day-to-day supervision of the material risks we may face.

Our risks from cybersecurity threats have not affected or are reasonably not likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

Properties Overview

We own eight properties in Nevada. These properties are assessed relative to three categories: Production stage, Development stage, and Exploration stage. By this classification, the Isabella Pearl Mine is a Production stage property as it is an active mining operation, while the Company’s other properties, which include County Line, Mina Gold, Golden Mile, East Camp Douglas, Dauntless, Intrepid, and Ripper, are Exploration stage. We consider Isabella Pearl, County Line, and Golden Mile to be material properties under the Securities and Exchange Commission’s Regulation SK-1300 (“SK-1300”) due to Isabella Pearl having mineral reserves and being our only operating property, and County Line and Golden Mile being in the mineral resource definition, engineering, and permitting phase. Our other properties are not considered material due to their earlier stages of exploration. As of the date of this report, we do not have Development stage properties.

Cumulatively, the properties we own encompass 2,302 claims, which include 2,228 unpatented lode and placer mining claims, and 74 mill site claims, covering approximately 40,176 acres. An unpatented mining claim is a particular parcel of Federal land that is managed by the Bureau of Land Management (“BLM”) and conforms to the Mining Law of 1872, in which the owner (locator) has the right to explore, develop, and extract minerals. Unpatented mining claims are subject to yearly claim maintenance fees. In 2023, we paid approximately $432,750 in annual claims maintenance fees to various counties and the BLM.

We also own 22 patented mining claims and lease an additional patented mining claim. A patented mining claim is one for which the Federal Government has passed its title to the claimant, giving the claimant exclusive title to the locatable minerals and, in most cases, the surface and all resources. The patented mining claims that we own cover approximately 180 acres. In addition, we own 202.5 acres of fee lands in Mineral County, Nevada. Patented claims and fee lands, unlike unpatented claims, pass title to the holder. The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located. Annual property taxes on our patented claims and fee lands have been paid through June 30, 2024.

All our properties, with the exclusion of Ripper, are in the Walker Lane Mineral Belt, which is a major fault zone that is generally aligned parallel to the California/Nevada border. There have been many precious metal discoveries in this deformation belt that has led to it being called the Walker Lane Mineral Belt. Historically, several districts were mined along this corridor, such as Paradise Peak, Borealis, Bodie, Tonopah, and Goldfield. Commonly, the precious metal deposits are hosted by epithermal style ore deposits; mineralization is typically hosted in silica veins and disseminated in volcanic style units. Other styles of ore deposits, such as skarn, are also identified in the Walker Lane Mineral Belt. Skarn systems are different from epithermal, in that precious metal mineralization is associated with igneous intrusions that have injected into carbonate and clastic units.

The map below shows the location of the eight properties in Nevada. The Mina Gold, Golden Mile, East Camp Douglas, Intrepid, and Isabella Pearl properties are all wholly located in Mineral County. County Line straddles Mineral and Nye counties, while Dauntless is in Esmeralda County and Ripper straddles Pershing and Churchill counties.

120°
115°
40°
35°
Humboldt
Elko
Washoe
Pershing
Ripper
Lander
Eureka
Churchill
White Pine
Storey
Carson City
Lyon
Douglas
Mineral
Isabella Pearl
County Line
Mina Gold
Golden Mile
Intrepid
East Camp Douglas
Dauntless
Nye
Esmeralda
Lincoln
Clark
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
Montello
Grouse Creek
Lovelock
Pyramid Lake Paiute Reservation
Fernley
Reno
Fallon
Truckee
Eureka
Ely
Yerington
South Lake Tahoe
Hawthorne
Mammoth Lakes
Goldfield
Bishop
Pioche
Mesquite
Moapa Valley
Amargosa Valley
Pahrump
Las Vegas
Searchlight
Dolan Springs
Bullhead City
Kingman
Ridgecrest
Fresno
Bakersfield
Barstow
25 0 25 50 75 100 125 150 175 200 225 250 275 300 mi
Scale: 1 : 3,350,000
MN
12°01'

Glossary of Terms

ADR: An adsorption, desorption, and recovery (“ADR”) facility which recovers gold from the leached pregnant solution.

Cut-off grade: The grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value (it will not be mined in underground mining or if mined in surface mining, its destination will be the waste dump) from material deemed to have economic value (its ultimate destination during mining will be a processing facility). Other terms used in similar fashion as cut-off grade include net smelter return, pay limit, and break-even stripping ratio.

Development stage property: A property that has mineral reserves disclosed, pursuant to this subpart, but no material extraction.

Dore: Composite gold and silver bullion usually consisting of approximately 90% precious metals that will be further refined to separate pure metals.

Epithermal deposits: Hydrothermal mineral deposits that form over the temperature range of <150°C to approximately 300°C from the surface to a depth of 1 to 2 km. There are two endmember deposit styles in this classification: high-sulfidation where highly acidic fluids are developed that leach surrounding rocks; and low-sulfidation systems where the fluids range in pH from near-neutral to reducing. Both deposit styles can be mineralized, with gold commonly being the dominant economic metal.

Exploration: Prospecting, sampling, mapping, diamond-drilling and other work involved in locating the presence of economic deposits and establishing their nature, shape, and grade.

Exploration stage property: A property that has no mineral reserves disclosed.

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

Indicated mineral resource: The part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.

Inferred mineral resource: The part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Because an inferred mineral resource has the lowest level of geological confidence of all mineral resources, which prevents the application of the modifying factors in a manner useful for evaluation of economic viability, an inferred mineral resource may not be considered when assessing the economic viability of a mining project and may not be converted to a mineral reserve.

Initial assessment: A preliminary technical and economic study of the economic potential of all or parts of mineralization to support the disclosure of mineral resources. The initial assessment must be prepared by a qualified person and must include appropriate assessments of reasonably assumed technical and economic factors, together with any other relevant operational factors, that are necessary to demonstrate at the time of reporting that there are reasonable prospects for economic extraction. An initial assessment is required for disclosure of mineral resources but cannot be used as the basis for disclosure of mineral reserves.

Measured mineral resource: The part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors, as defined in this section, in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.

Mineral Deposit: Rocks that contain economic amounts of minerals in them and that are expected to be profitably mined.

Oxide Mineral Resources: Gold and silver that can be extracted by heap leach.

Mineral reserve: An estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.

Mineral resource: A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

Probable mineral reserve: The economically mineable part of an indicated and, in some cases, a measured mineral resource.

Production stage property: A property with material extraction of mineral reserves.

Proven mineral reserve: The economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.

Run-of-Mine ore: Common lower grade ore in the deposit that does not warrant crushing.

Skarn deposit: Formed when carbonate rocks (limestone, dolostone, and marble) are intruded by a magma body, such as a granite, and are directly altered by the heat of the magma body as well as hot fluids that flow through the rocks and cause the rock to recrystallize. Skarn deposits are a principal global source of tungsten, a major source of copper, and an important source of iron, molybdenum, zinc, and gold.

Sulfide Mineral Resources: Gold and Silver not extractable by way of heap leach.

Ton: One ton equals 2,000 pounds.

Tonne: One tonne equals 2,204.62 pounds.

Transitional Oxide Resources: Gold and silver contained within both oxide and sulfide ore that can be extracted by heap leach.

Summary of Properties

The map below shows our seven properties located in the Walker Lane Mineral Belt.

118°
County Line
Nye County
Mina Gold
Golden Mile
Isabella Pearl
Intrepid
East Camp Douglas
Esmeralda County
Mineral County
38°
Dauntless
ExpertGPS Basemap: © mapbox, © OpenStreetMap contributors
MN
12°14'
5 0 5 10 15 20 25 30 35 40 45 mi
Scale: 1 : 530,000

Isabella Pearl

The Isabella Pearl property is in the Santa Fe mining district in Mineral County, Nevada, at Latitude 38.60° North and Longitude 118.18° West (UTM 397,665 E, 4,273,011 N, Zone 11), and is 6 mi (10 km) north of the town of Luning via Nevada State Route 361. The property includes the Isabella Pearl mine, an open pit-style operation that is actively being operated and therefore classified as a Production stage property. The Isabella Pearl mine is 100% owned by us, through our subsidiary Walker Lake Minerals Corp., and is subject to a 2.75% net smelter return royalty. The property includes 601 unpatented claims that cover approximately 10,434 acres (4,222 ha). Facilities at the Isabella Pearl mine include office and laboratory buildings, heap leach pad, pregnant and barren solution ponds, water wells, an ADR processing facility, and a crushing facility. The gold-bearing deposits that are associated with the Isabella Pearl mine are classified as high-sulfidation epithermal. A minor modification permit application was submitted in 2023 to obtain approval to mine deeper in the Pearl pit, as drilling completed in 2022 and 2023 identified the potential for additional oxide and transitional ore with depth. The annual gold production from the Isabella Pearl mine for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, were 37,996, 41,231 and 46,459 ounces, respectively.

County Line

The County Line property is in the Fairplay mining district and straddles Mineral and Nye counties, Nevada, at Latitude 38.759° North and Longitude 118.016° West (UTM 411,724 E, 4,290,523 N, Zone 11). The County Line property is located approximately 23 mi (37 km) to the northeast of the town of Luning, Nevada via Nevada State Route 361. The property includes the historic County Line and East Zone (aka Porphyry) mines, both of which were mined through open pit-style operations. Neither of these mines are currently in production and therefore the property is classified as Exploration stage. There are no facilities on the property. The property includes 127 unpatented lode mineral claims and six unpatented placer mineral claims and encompasses 2,623 acres (1,062 ha). The County Line property is 100% owned by us and holds 127 unpatented lode mineral claims under the subsidiary County Line Minerals Corp., while the six placer claims are held by the subsidiary County Line Holdings, Inc. The County Line property is subject to a 3% net smelter return royalty. The gold-bearing mineralization that is associated with the County Line property are classified as high-sulfidation epithermal style. The County Line Plan of Operation was submitted in May 2023 and a Notice of Intent (“NOI”) to complete drilling to the south of the East Zone pit was submitted in November 2023.

Golden Mile

The Golden Mile property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.51° North and Longitude 117.77° West (UTM 433,190 E, 4,262,848 N, Zone 11). Access to the property from the town of Mina is by dirt road approximately 29 mi (47 km) to the northeast. With exception of some historic small-scale mining operations, the property has undergone no development, and therefore is classified as an Exploration stage property. There are no facilities on the property. We own 100% of the Golden Mile property through our subsidiary Golden Mile Minerals Corp. The property is subject to a 3% net smelter return royalty. The property encompasses 12,036 acres (4,871 ha) and includes 607 unpatented lode mineral claims, 74 unpatented mill site claims and five patented claims, of which four are owned and one is leased.

In September 2023, the Golden Mile Plan of Operation was submitted to the BLM. Gold mineralization at the Golden Mile property is associated with intrusion related skarn-style replacement and structurally controlled stockwork zones.

Mina Gold

The Mina Gold property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.56° North and Longitude 117.88° West (UTM 423,020 E, 4,267,767 N, Zone 11). The property is located approximately 16 mi (25 km) east of the town of Luning. With the exception of some historic small-scale mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the Mina Gold property. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property includes 107 unpatented lode mineral claims and 5 patented mining claims and covers 1,476 acres (597 ha). Gold mineralization at the property is hosted by epithermal-style silica veins that are bound in fault zones. No exploration work was completed in

2023, however, exploration plans to be completed in 2024 include comprehensive mapping and sampling, application for a NOI drilling permit, and continued drilling to ideally expand the area of known gold mineralization. Geological modeling will be ongoing during this process.

East Camp Douglas

East Camp Douglas property is in the Silver Star mining district in Mineral County, Nevada, at Latitude 38.33° North and Longitude 118.17° West (UTM 397,616 E, 4,242,931 N, Zone 11). The property is located approximately 6 mi (10 km) southwest of the town of Mina and is accessed by gravel roads. With exception of some historic mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the East Camp Douglas property. The property is subject to a net smelter return royalty ranging from 1% to 3%. The property covers 6,078 acres (2,460 ha) consisting of 289 unpatented lode mineral claims, 24 unpatented placer claims, 16 patented mining claims, and fee lands. Low-sulfidation gold-bearing mineralization is observed in the southern portion of East Camp Douglas, while the northern portion of the East Camp Douglas area contains high-sulfidation style gold-bearing mineralization. Exploration work completed in 2023 included detailed mapping and sampling in East Camp Douglas North Veins area with specific focus in the Hidden Gem and White Rock Spring areas. There were 572 surface rock samples collected during this sampling campaign. Drilling commenced in 2023 in both the south (Lithocap area) and in the north Hidden Gem and White Rock Spring areas (generally known as the North Veins area). There were 115 reverse circulation (“RC”) holes drilled on the East Camp Douglas property in 2023, that totaled 47,790 ft (14,566 m) drilled. There were 8,059 RC samples collected from this drilling campaign.

Two NOI drilling permits were active in 2023. Activities planned for 2024 include initiation of an Exploration Environmental Assessment. This permitting process can take years, so the decision was to initiate this process in early 2024 to potentially mitigate the need to stay to a five-acre footprint. In conjunction with these permitting activities, additional regional and detailed (deposit-scale) mapping and sampling is anticipated to continue in 2024. Drilling with one or two rigs is anticipated to continue through 2024.

Intrepid

The Intrepid property is directly to the north of the Silver Star mining district in Mineral County, Nevada, at Latitude 38.40° North and Longitude 118.16° West (UTM 398,661 E, 4,250,832 N, Zone 11). The property is located approximately 6 mi (10 km) by road to the west northwest of the town of Mina and is accessed by Highway 95. With exception of some historic small-scale mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the Intrepid property. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property covers 4,111 acres (1,664 ha) consisting of 157 unpatented lode mineral claims. Gold mineralization at the property is hosted by silicified volcanics and sediments. Exploration work completed in 2023 included mapping and sampling, which included the collection of 316 surface rock samples. A NOI to drill was submitted in December 2023, as the 2023 mapping program identified prospective locations to drill in 2024. Additional exploration work proposed to be completed in 2024 includes continued mapping and sampling to identify additional prospective drill targets.

Dauntless

The Dauntless property is in the Weepah mining district and is in Esmeralda County, Nevada, 20 miles (32 km) southwest of the town of Tonopah, and 12 miles (20 km) north of the town of Silver Peak. The center of the property is at Latitude N 37.93° North and Longitude 117.56° West (UTM 450,500 E, 4,197,950 N, Zone 11). The total claim package includes 234 unpatented claims and 1 patented claim, which encompass 4,733 acres. We staked 129 claims in 2023 to strengthen the land position and exploration potential. We own 100% interest in the Dauntless property, subject to a net smelter return royalty of 3%. Drilling campaigns completed by previous owners identified two gold-bearing, target zones. The main target is the historic Weepah Gold Vein that is downdip and along strike with drill intercepts of 20 feet (6.1m) grading 0.190 opt Au (6.51 g/t), 770 feet downdip, from the bottom of the pit and 15-foot (4.6m) of 0.101 opt Au (3.47g/t), 2400 feet south, along strike. A second zone named the “Weepah East” occurs as replacement in lightly silicified, Precambrian limestone, exposed in small outcrops through thin gravels, on the north edge of an alluvial basin. With exception of staking, we did not carry out any exploration work on the property in 2023. Exploration in 2024 is to include detailed geological mapping and sampling, that is anticipated to be followed by drilling.

Ripper

The Ripper property is in the Table Mountain mining district and straddles the Pershing and Churchill counties, Nevada, at Latitude N 40.01° North and Longitude 118.04° West (UTM 411,525 E, 4,428,984 N, Zone 11).

The map below shows the location of our Ripper property.

118.5°
118.0°
Pitt Rd
Lovelock
Pershing County
Ripper
40.0°
Churchill County
Dixie Valley Rd
Star Peak
2 0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 mi
Scale: 1 : 250000.
MN
12°41'

The Ripper property is located approximately 25 mi (40 km) southeast from the town of Lovelock. The property has undergone no development and therefore is classified as an Exploration stage property.  We own 100% interest in the Ripper property, which is subject to a 3% net smelter return royalty. The property consists of 72 unpatented lode mineral claims covering 1,400 acres (567 ha). The property is dominated by carbonates, locally as debris flows, collapse breccias, tectonic breccias. Gold is commonly hosted in carbonate units that underwent decalcification and silicification, subsequently forming jasperoids that, in some areas, are cut by epithermal style veins. The Company completed detailed geological mapping and sampling in 2022 that resulted in development of a drill program plan. No exploration work was completed in 2023. In 2023, environmental studies were initiated, and a NOI drilling plan was submitted to the BLM. Approval of this NOI is dependent on the outcome of the environmental studies. No additional mapping or sampling programs are planned in 2024 at the Ripper property. If the drilling NOI is granted, a decision is expected to be made at that time if drilling is to commence in 2024.

Summary of all mineral resources and mineral reserves

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

As of December 31, 2023, our estimate of Mineral Resources was:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Property Oxide	—	—	2,700	0.70 / 119,700	2,700	0.70 / 119,700	2,600	0.84 / 96,700
Isabella Pearl Property Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 255,500	1,600	3.40 / 14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77 / 148,400	14,100	2.23 / 196,800	36,800	3.43 / 375,200	4,200	1.22 / 111,000
County Line Property Oxide	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
County Line Property Oxide Total	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
Golden Mile Property Oxide	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
Golden Mile Property Oxide Total	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
SULFIDE TOTAL	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 255,500	1,600	3.40 / 14,300
OXIDE TOTAL	19,500	1.04 / 579,500	99,100	1.06 / 2,902,700	118,600	1.06 / 3,482,200	99,300	1.06 / 2,934,700

Notes to the 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.33 g/t for oxide mineral resources at a gold price of $1,750 per Troy ounce.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.	Mineral Resources do not have demonstrated economic viability.
8.	Totals may not sum exactly due to rounding.

For comparison, at December 31, 2022, our estimate of Mineral Resources was:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Property Oxide	8,200	2.31 / 110,300	3,400	0.68 / 154,900	11,600	1.36 / 265,200	4,600	1.38 / 103,700
Isabella Pearl Property Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 255,500	1,600	3.40 / 14,300
Total Pearl Property Oxide & Sulfide	30,900	4.77 / 148,400	14,800	1.98 / 460,000	45,700	2.90 / 490,700	6,200	1.86 / 118,000
County Line Property Oxide	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
County Line Property Oxide Total	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
Golden Mile Property Oxide	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
Golden Mile Property Oxide Total	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
SULFIDE TOTAL	22,700	4.77 / 148,400	11,400	4.60 / 77,100	37,000	4.71 / 255,500	1,600	3.40 / 14,300
OXIDE TOTAL	27,700	1.24 / 857,500	99,800	1.06 / 2,902,700	127,500	1.09 / 3,627,700	101,300	1.08 / 2,941,700

Notes to the 2022 Mineral Resources:

1.	Metal prices used for Mineral resources were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide, 0.34 g/t Au for Golden Mile Property Oxide and 0.33 g/t Au for County Line Property Oxide.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	Mineral resources reported are exclusive of mineral reserves.

Operating Property

Isabella Pearl

The Isabella Pearl Mine is our operating property and is classified as Production stage.

History: The Isabella Pearl mine is in the Santa Fe Mining District. Although the district was discovered in the late 19th century, no work on the Isabella Pearl mine area was done until the 1930’s when the Gilbert brothers completed a 400 ft (120 m) drift at the Isabella deposit. The brothers encountered up to one ounce of gold per ton in spots, but no economic material was produced. Modern exploration and development of the general area around the Isabella Pearl mine began in the early 1970’s by various companies. The Isabella mine was held by B. Narkaus until 1978 and was subsequently leased by Joe Morris the same year. Mr. Morris and three partners re-located some of the Isabella claims and subsequently leased them to the Combined Metals Reduction Company (Combined Metals). From 1987 through 1990, Combined Metals Reduction Company drilled the Isabella Pearl mine area during its joint venture with Homestake Mining Company. A total of 73,587 ft (22,427 m) of RC and diamond core drilling had been performed at the Isabella Pearl property prior to acquisition by Fortitude Gold Corp.

Background: We purchased Walker Lane Minerals Corp., which owned a 100% interest in the Isabella Pearl property, in August 2016. The land package at the time of purchase included 496 unpatented claims, which covered 8,891 acres (3,598 ha). Since acquisition, an additional 105 claims have been staked, which increased the Isabella Pearl property land holding to approximately 10,434 acres (4,222 ha). In April 2018, we released our Initial Proven and Probable mineral reserve estimate for the Isabella Pearl mine that reported 192,600 gold ounces at an average grade of 2.22 g/t.  In 2019, we commenced production of gold doré from an open pit heap leach operation. Based on metallurgical testing, gold recoveries are expected at 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.

Location and Access: The Isabella Pearl Mine is located in the Gabbs Valley Range in Mineral County, Nevada approximately 150 mi (240 km) southeast of Reno, Nevada. Access to the project is by a paved road approximately 6 mi (10 km) north of the town of Luning, Nevada. The project has good connections to the infrastructure of west-central Nevada, with access roads to the project site linking to Nevada State Route 361 and U.S. Route 95, the main highway between Reno and Las Vegas, Nevada.

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

The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat, collectively referred to as the Isabella Pearl deposit. Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits. Potassium-Argon age determinations indicate the mineralization is about 19 million years, some 7 to 10 million years younger than the age of the host rocks. This early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane (e.g., Goldfield and Paradise Peak).

Operations and Facilities: We were granted a positive Record of Decision from the BLM on the Environmental Assessment for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction progress in 2018 included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. In 2018, we began installation of the Adsorption, Desorption and Recovery (ADR) processing facility, installed our crushing facility, and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of approximately 1 g/t gold. Power is supplied by three diesel-powered electric generators. Fuel for the generators is stored in two above-ground tanks on graded areas with HDPE-lined floors and berms for secondary containment to provide emergency capture of 110-percent of the largest fuel tank/vessel volume. Industrial water is now supplied from three production water wells. We achieved first gold production approximately 10 months after breaking ground on the project. During 2020 overburden removal reached the first benches in the high-grade Pearl portion of the deposit. In 2021, 2022, and 2023 mining focused more on the Pearl zone and late 2023, the Civit Cat zone. A permit was submitted in 2023 to mine the higher-grade transitional gold ore below the initial permitted pit bottom. The net book value of the property at December 31, 2023 was $8.6 million.

Exploration Activities: In 2023, several detailed surface mapping and sampling campaigns were completed on the property, with primary focus outside of the 2018 Plan of Operation boundary. These mapping and sampling programs assisted us with drill hole targeting. In 2023, 272 RC holes that totaled 88,345 ft (26,927 m). Drilling also primarily focused on areas outside of the 2018 Plan of Operation boundary including the Scarlet target. Comprehensive mapping and sampling were completed in the area surrounding the Isabella Pearl mine. In 2023, the following types and quantifies of samples were collected: 17,946 RC samples (all of which were five-foot lengths) and 1,140 rock samples.

In early 2024, focus is to expand the current boundaries of the current Plan of Operation to include specific areas adjacent to the Isabella Pearl mine. If this permission is granted, drilling and road construction can start in highly prospective areas. In conjunction with these potential drill programs, more high-density sampling and mapping is targeted to be completed. Material characterization geochemical studies is also targeted on gold-bearing material from these new areas to verify their suitability to be put on the Isabella Pearl Mine heap leach pad.

Mineral Resource Estimation: The most recent mineral reserve estimate for the Isabella Pearl Deposit, which has an effective date of December 31, 2022, was published on February 22, 2023, in the report titled “S-K 1300 Technical Report Summary, Isabella Pearl Mine, Mineral County, Nevada.”

The summary of the Isabella Pearl mineral resources at end of the fiscal year ended December 31, 2023 is shown in the table below:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 255,500	1,600	3.40 / 14,300
Oxide (Deep)	—	—	—	—	—	—	1,200	1.99 / 18,600
Oxide (Silica Knob)	—	—	1,300	0.69 / 57,000	1,300	0.69 / 57,000	1,400	0.57 / 77,100
Oxide (Scarlet South)	—	—	1,400	0.71 / 62,700	1,400	0.71 / 62,700	—	0.52 / 1,000
Total Isabella Pearl Oxide	—	—	2,700	0.70 / 119,700	2,700	0.70 / 119,700	2,600	0.84 / 96,700
Total Isabella Pearl Oxide & Sulfide	22,700	4.77 / 148,400	14,100	2.23 / 196,800	36,800	3.43 / 375,200	4,200	1.22 / 111,000

Notes to the Isabella Pearl 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are inclusive of mineral reserves.
6.	“g/t” = gram/metric tonne
7.	“oz” = Troy ounce (31.1035 grams)

The summary of the Isabella Pearl mineral reserves at end of the fiscal year ended December 31, 2023 is shown in the table below.

	Au	Au (g/t)	Cut-off	Metallurgical
Description	Ounces	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—
Probable Mineral Reserve	4,735	0.84 / 175,124	0.3	81
Proven and Probable Mineral Reserve Total	4,735	0.84 / 175,124	0.3	81
High-grade stockpile	—	—	—	—
Low-Grade Stockpile	4,864	0.52 / 292,842	0.3	81
Isabella Pearl Mine Total	9,599	0.65 / 467,966	0.3	81

Notes to the 2023 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated gold mineralization.
2.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral reserve estimates, and a gold cut-off of 2.00 g/t for sulfide mineral reserve estimates at a gold price of $1,900 per Troy ounce.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2023 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	A bulk density of 2.44 lbs/ft was used for waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
7.	“g/t” = gram/metric tonne
8.	“oz” = Troy ounce (31.1035 grams)
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2022, our estimate of the Isabella Pearl mineral reserves was:

	Au	Au (g/t)	Cut-off	Metallurgical
Description	Ounces	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	35,200	4.38/ 250,400	0.33	81
Probable Mineral Reserve	9,800	1.77 / 171,500	0.33	81
Proven and Probable Mineral Reserve Total	45,000	3.32 / 421,900	0.33	81
High-grade stockpile	7,300	3.46/ 65,300	0.33	81
Low-Grade Stockpile	7,100	0.52 / 426,500	0.33	81
Isabella Pearl Mine Total	59,400	2.02 / 913,700	0.33	81

Notes to the 2022 P&P reserves:

1.	Metal prices used for P&P reserves were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2022 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

The annual gold production of the Isabella Pearl mine for the year ending December 31, 2023, was 37,996 ounces. The annual gold production for the year ending December 31, 2022, was 41,231 ounces.

Exploration Properties

Our exploration properties are all located in west-central Nevada with good connections to the infrastructure of west-central Nevada, with access roads to each project site.  There is no plant or equipment on any of our exploration properties.

County Line

The County Line Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as Exploration stage. A plan of operations was submitted in 2023 to the BLM for approval to move the property to development. The Company has designed a phased approach to mining County Line. The first phase of mining is planned to capitalize on the gold mineralization that is remaining in the historical County Line pit, followed by expanding the pit through additional mining. The ore is planned to be crushed on site and the loaded hauled the Isabella Pearl processing facility for final doré production.

History: The County Line property is in the historic Fairplay Mining District, informally referred to as the Paradise Peak mining district. The precious metal deposits in the vicinity of Paradise Peak area deposit were discovered in mid-1983 by the Food Machinery & Chemical Corporation (FMC), through their subsidiary FMC Gold. Deposits in the Paradise Peak area are characterized as gold and silver bearing replacement-style high sulfidation epithermal deposits that are bounded by faults. The Paradise Peak gold-silver deposits produced 47 metric tons (1.46 Moz) of gold and 1,255 metric tons (38.9 Moz) of silver between 1986 and 1993. This metal dominantly came from four high sulfidation epithermal deposits (Paradise Peak, Ketchup Flat, Ketchup Knob, and County Line), with a lesser amount of metal being extracted from the East Zone (aka Porphyry) area. FMC reported gold and silver production from the County Line main open pit and the East Zone (aka Porphyry) open pit of approximately 81,000 ounces of gold and approximately 787,000 ounces of silver via a heap leach recovery process. The County Line property also hosts other exploration targets such as Newman Ridge. In addition to mining development and production, the County Line property has a history of exploration activity including mapping, surface sampling, geophysical surveying, and RC drilling. This exploration activity was completed by several companies; we obtained some of the information that was collected by previous operators.

Background: In March 2018, we purchased a 100% interest in the County Line property, subject to a 3% net smelter return royalty. At the time of purchase, the property was approximately 2,401 acres (972 ha) and consists of 122 unpatented lode and placer mineral claims. Since acquisition, the land package of the property has increased to 2,623 acres (1,062 ha) and now includes 127 unpatented lode mineral claims and six unpatented placer mineral claims. The property is located on the west flank of the north-northeast trending Paradise Range and to the west of the former FMC Paradise Peak Mine. Nearly all the County Line property is covered with exposures of Tertiary volcanic rocks representing regional volcanism. A thick cover of various sequences of Oligocene-Miocene rocks include ash tuff, mafic flows, minor sediments, and occasional Tertiary intrusive units are present. These units are followed by cover of young basalt flows and quaternary alluvial deposits. Upon acquisition in 2018, we immediately began evaluating targets for exploration particularly with activities focused on the old County Line (Main) and the Porphyry (East) pits, which are considered the highest priority prospects with resource potential. Surface exploration activities were initiated in 2018 that included high-resolution, color drone imagery to aid surface geology mapping and sampling of altered and mineralized outcrops.

Exploration Activities: 2023 included detailed mapping and sampling (rock and soil), exploration RC drilling to further delineate resource potential in the historic County Line main pit and historic East Zone pit, RC condemnation drilling, coring for geotechnical and metallurgical studies, and drilling and installation of a water monitoring hole and a water well. In total, there were 212 RC exploration and condemnation drill holes completed, which totaled 68,310 ft (20,821 m). The primary focus of the exploration drill program was to infill and delineate mineralization in the historic County Line main pit to further understand the mineralization, and to also complete delineation drilling at the historic East Zone pit. The drilling program at the County Line main pit increased the confidence of the published 2023 resource estimation, which greatly assisted mine planning. Two types of core drilling were completed at the two pits; 14 PQ-size core holes for metallurgical studies that totaled 1,180 ft (360 m), and 10 HQ-size core holes for geotechnical studies that totaled 4,090 ft (1,247 m). The cumulative RC drill hole footage completed to install the water monitoring and water well was 1,280 ft (390 m). In 2023, the following types and quantifies of samples were collected: 16,226 RC exploration samples (all of which were five-foot lengths), 1,124 rock samples, 479 soil samples, 1,175 core samples (ranging from 1 to 5 feet length) that were assayed from the geotechnical program, and 320 core samples (varying from 1 to 5 feet length) that were assayed for the metallurgical program.

Exploration programs in 2024 are focused on continued drilling in the East Zone pit, south of the East Zone pit, as well as on a silicified hill that is located directly to the north of the County Line pit. Geochemical review of the samples collected in 2023 is expected be conducted to assess if any anomalies become evident based on alteration and / or elevated path finder elements. A drill program is expected to be developed at the Newman Ridge target. Execution of this drill campaign will depend on the remaining allowable disturbance allowance under the current drilling NOI.

In 2023, mine planning of the County Line main pit area was completed and entailed development of a two phased approach; the phase one open pit design was developed to optimize extraction of the highest-grade resource. A site plan design was developed to streamline the processes on the County Line property, and to capitalize on the existing infrastructure at the Isabella Pearl mine site. Once mined, the plan is to complete stacking of the waste and crushing of mineralized material, after which the crushed mineral is to be trucked southwest along Nevada State Route 361 to the Isabella Pearl mine, where the material will be stacked on the heap leach pad and the extracted gold and silver will be processed through to doré production. A significant benefit of completing all extraction and processing away from the County Line property is that the project is expected to have a minimal footprint and a small new disturbance area, which may enable expedited permitting and lower capital expenditures when compared to most other industry mine builds.

Accessibility and Transportation to the Property: The County Line property is adjacent to and accessed from Hawthorne via US Route 95 east to Luning, then northeast on paved Nevada State Route 361. The town of Hawthorne is approximately a .75-hour drive away on paved roads and can provide basic services, lodging and a small workforce. Hawthorne is the county seat for Mineral County. Fallon is 1.5 hours from the property and can also provide supplies, lodging, equipment, and a small mining work force. Reno is 2.5 hours from the property and can provide much of the needed services and materials. County Line is located approximately 16 mi (26 km) northwest of the Company’s operating Isabella Pearl gold mine via Nevada State Route 361.

Infrastructure: The property is considered to have sufficient surface area for expanding the current open pit areas. A major power transmission line is less than 5 mi (8 km) to the south of the property, although diesel generation is also being considered for a power source. Previous operators secured water usage locally for their facilities and we also expect to develop water in adjacent areas. Only a limited amount of water will be required for the project, mainly dust suppression on haul roads, and will likely come from a groundwater well to be drilled on the property. Our exploration disturbance activities utilize existing roads and historically disturbed areas to the extent possible, including pre-existing drill roads constructed by prior exploration companies within the County Line property area. Access roads, exploration drill pads and sumps have been constructed with earthmoving equipment. The net book value of property at December 31, 2023 was $0.5 million.

Mineral Resource Estimation: An initial mineral resource estimate for the County Line property, which has an effective date of December 31, 2022, was published on February 23, 2023, in the report titled “Initial Assessment Technical Report Summary for the County Line Property, Mineral and Nye Counties, Nevada.”

The summary of the County Line mineral resources at end of the fiscal year ended December 31, 2023 is shown in the table below:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
County Line Property
Oxide (Main pit area)	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
County Line Property Oxide Total	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000

Notes to the County Line 2023 Mineral Resources:

1.	Reported at a gold cutoff of 0.34 g/t.using a gold price of $1,750 per Troy ounce.

2.	Cutoff grade calculations used mining, processing, energy, administrative and smelting/refining costs based on 2022 actual costs for the Company’s producing Isabella Pearl mine.
3.	Metallurgical gold recovery assumption used was 81%. This recovery reflects the predicted average recovery from metallurgical test programs at the Isabella Pearl mine.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	“g/t” = gram/metric tonne.
8.	“oz” = Troy ounce (31.1035 grams).

Golden Mile

The Golden Mile Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as Exploration stage. A Plan of Operation was submitted to the BLM in 2023. The Company has designed a phased approach to mining Golden Mile; the first phase of mining is planned to capitalize on the gold mineralization that is identified at and near the surface. Crushing and stacking equipment have been custom built, delivered and are being stored at an Isabella Pearl laydown yard, as is the heap leach pad liner. A modular process plant has been built to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

History: The Golden Mile property is located within the Bell Mining District (also known as the Cedar Mountain District). The property has a long history which includes limited mining development, as well as a considerable amount of recent exploration activity including mapping, surface and underground sampling, geophysical surveys and drilling. This exploration activity was completed by several companies and has defined a significant area of gold mineralization associated with skarn development and gold stockwork mineralization along intrusive contact zones with surrounding sediments. Previous property owners completed 66,131 ft (20,157 m) of air rotary, reverse circulation and diamond core drilling prior to us acquiring the property. These previous owners included Standard Slag, the Elmwood JV, Battle Mountain, USMX, Teck, Cordex, Roscan and Kinross. Much of the historic drilling activity has focused on the central portion of the patented mineral claims where historic small-scale mining was carried out, as evidenced by the surface excavations and a few adits.

Background: In June 2020, we purchased a 100% interest in the Golden Mile property, subject to a 3% net smelter return royalty. The original property was composed of 451 unpatented lode mineral claims and 5 patented claims, 4 owned and one leased, and covered approximately 9,300 acres (3,764 ha). Since acquisition, an additional 156 unpatented lode mineral claims and 74 unpatented mill site claims were staked, expanding the area of the property to 12,036 acres (4,871 ha). Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics.

Exploration Activities: Core drilling was completed in 2023 to further understand the lithologies and structures associated with gold mineralization. Seven HQ-size holes were drilled totaling 3,194 ft (973 m). Detailed geological logging, sampling, and analytical testing was completed on this core. Sample lengths were constrained to between 1 and 5 feet in length; 1,047 samples were analyzed. The core was also scanned by shortwave infrared (SWIR) technology to better understand the alteration and gold-bearing host rocks. In addition, RC rock chip cuttings and pulps were scanned by portable SWIR and X-ray fluorescence (pXRF) machines to collect data to develop a standardized alteration and element library for the property. In addition, 414 RC samples were analyzed (sample lengths are always five feet), and 187 rock samples were collected during surface mapping programs and analyzed.

The 2024 exploration program plans to focus on continued mapping and sampling over the extensive Golden Mile land package. Early indications of the SWIR and pXRF results show that the information can be used to differentiate the origins of the strongly altered host rocks.  The goal is to incorporate this information into an updated geological model to further advance our understanding of the associated gold mineralization and to use this tool for drill hole targeting. It is anticipated that a drilling campaign will be carried out in 2024 that is expected to be followed by another resource estimation.

Mineral Resource Estimation: An initial mineral resource estimate for the Golden Mile property, which has an effective date of September 30, 2021, was published on November 9, 2021, in the report titled “Initial Assessment Technical Report Summary for the Golden Mile Property, Mineral County, Nevada.”

The summary of the Golden Mile mineral resources at end of the fiscal year ended December 31, 2023 is shown in the table below:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Golden Mile Property Oxide	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
Golden Mile Property Oxide Total	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000

Notes to the Golden Mile 2023 Mineral Resources:

1.	Reported at a gold cutoff of 0.34 g/t using a gold price of $1,700 per Troy ounce.
2.	Whole block diluted estimates are reported within an optimized pit shell.
3.	Mineral Resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	"g/t" = gram/metric tonne.
6.	"Ounces" = Troy ounce (31.1035 grams)

Accessibility and Transportation to the Property: The Golden Mile property is accessible, in part, by highway and maintained county dirt and gravel roads. The property can be reached from Hawthorne via US Route 95 southeast to Luning, then northeast on Nevada Route 361, then south on gravel Nevada State Route 89 about 24 mi (37 km) to an unimproved dirt road which leads westward to the property. Alternatively, from Tonopah, travel 3 mi (5 km) west on U.S. Route 95 to the junction with Nevada State Route 89, then northwest on Nevada State Route 89 for 43 mi (69 km) to the unimproved road leading west to the property. Both the towns of Hawthorne and Tonopah offer motel accommodations, restaurants, grocery stores and other services as well as fuel and other supplies. They are each the county seat for the respective counties of Mineral and Nye.

Infrastructure: The closest power lines are located 5 mi (8 km) to the east in Ione Valley. Future power needs for a proposed project at Golden Mile would likely require diesel powered generation.  Perennial streams are not present in the Golden Mile property area; however, there are several springs within the project area. Drilling for monitoring water wells was completed, and hydrogeologic studies were also completed to further characterize groundwater resources in the project area. Production water for the project will likely come from a groundwater well drilled on the Golden Mile property which appears to have sufficient water for the contemplated operations. Our exploration disturbance activities utilize existing roads and disturbed areas to the extent possible, including pre-existing drill roads utilized by prior exploration companies within the Golden Mile property area. Access roads, drill pads and sumps were constructed with earthmoving equipment. The net book value of this property at December 31, 2023 was $12.5 million.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

In February 2021, we began trading on the OTC Markets, later uplisting to the OTCQB under the symbol FTCO. Trading in stocks quoted on the OTC market is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

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

As of February 26, 2024 the closing price of our common stock was $4.59.

Number of Holders

As of February 26, 2024, we had 24,141,209 shares of our Common Stock issued and outstanding, held by 231 shareholders of record, with others holding shares in street name.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 6200 S. Quebec St., Greenwood Village, Colorado 80111 and its telephone number is (303) 262-0600.

Dividends

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. We instituted a monthly dividend in April 2021 and as of December 31, 2023, we have returned over $31.4 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends and payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including precious metal market prices, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Other Stockholder Matters

None.

Item 6. RESERVED

None.

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

In February 2021, we began trading on the OTC Market operated by the OTC Markets Group and subsequently uplisted in 2021 to the OTCQB under the symbol “FTCO”.

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2023 and 2022.  It also analyzes our financial condition at December 31, 2023.

2023 Financial Results and Highlights

●	$17.0 million net income or $0.71 per share;
●	$48.7 million cash balance on December 31, 2023;
●	$73.1 million net sales;
●	37,996 gold ounces and 79,825 silver ounces produced;
●	$12.5 million cash dividends;
●	2.52 g/t average open pit grade mined;
●	$67.3 million working capital at December 31, 2023;
●	$41.2 million mine gross profit;
●	$23.0 million cash from operating activities;
●	$656 per ounce total all in sustaining cost; and
●	$17.2 million exploration expenditures, a 49% increase from 2022.

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2023	2022
Ore mined
Ore (tonnes)	455,576	634,076
Gold grade (g/t)	2.52	3.71
Low-grade stockpile
Ore (tonnes)	2,118	61,854
Gold grade (g/t)	0.46	0.47
Waste (tonnes)	1,430,824	1,814,864
Metal production (before payable metal deductions)(1)
Gold (ozs.)	37,996	41,231
Silver (ozs.)	79,825	56,876
(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

During the years ended December 31, 2023 and 2022, we produced 37,996 and 41,231 ounces of gold, respectively.  The lower production is primarily due to overall lower-grade ore mined and higher utilization of the low-grade stockpile for blending of ore on the pad. Beginning in the fourth quarter of 2023, mining and placement of ore on the heap leach pad was limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit as we await permit approval to mine deeper in the Pearl pit.

Gold production in 2024 is dependent on the Company’s original plan, mine sequencing, and ability to complete mining the Isabella Pearl deposit’s lower grade Civit Cat zone, the pearl deep zone’s higher-grade oxide and transitional gold ore, coupled with residual leaching of the ore currently on the heap leach pad. Excessive wait times for the permits for both the deep pearl zones, along with permit approval to mine County Line ore for adding it to the Isabella Pearl processing facility, the more difficult it will be to forecast 2024 production. Absent these permit approvals, 2024 production is expected to be predominantly from the remaining lower grade civit cat ore permitted in the existing mine plan and residual leaching on the Isabella Pearl leach pad’s estimated 51,000 recoverable ounces; ounces expected to be recovered over a residual leach period over the next three years.  All areas of the heap leach pad are expected to be placed back under rotational leach at various times, including areas yet to be leached being the majority of the heap leach pad side slopes as well as the north end conveyor / road access areas that have yet to be irrigated for the first time.  Until the Company receives all the regulatory approvals to finish mining the pearl deep and the permit approval to begin mining County Line, the Company does not plan to forecast a 2024 production outlook due to the difficulty of not adding originally planned fresh ore from those aforementioned sources, primarily County Line.

	Year ended December 31,
	2023	2022
Metal sold
Gold (ozs.)	37,836	41,464
Silver (ozs.)	78,744	56,282
Average metal prices realized (1)
Gold ($per oz.)	1,939	1,802
Silver ($per oz.)	23.41	22.18
Precious metal gold equivalent ounces sold
Gold Ounces	37,836	41,464
Gold Equivalent Ounces from Silver	951	693
	38,787	42,157

Total cash cost before by-product credits per gold ounce sold	$585	$651
Total cash cost after by-product credits per gold ounce sold	$536	$621
Total all-in sustaining cost per gold ounce sold	$656	$725
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit per ounce decreased due to lower mining costs due to less waste mined.

Consolidated Results of Operations – Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Sales, net. For the year ended December 31, 2023, net sales were $73.1 million as compared to $74.4 million for the same period in 2022. The $1.3 million or 2% decrease is attributable to lower sales volumes in 2023 as compared to 2022, offset by an increase in average sales price. 2023 gold sales volumes decreased 9% from the same period in 2022 as a result of lower production, as discussed above. The 2023 average sales price increased 8% from 2022.

Mine cost of sales. For the year ended December 31, 2023, mine cost of sales totaled $31.8 million compared to $39.0 million for the same period in 2022. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the year ended December 31, 2023, mine gross profit totaled $41.2 million compared to $35.4 million for the same period in 2022. The change is primarily attributable to lower mine cost of sales and higher sales prices, as discussed above.

General and administrative. For the year ended December 31, 2023, general and administrative expenses totaled $5.0 million as compared to $5.8 million for the same period in 2022. The decrease in 2023 was primarily the result of changes in compensation and marketing expenses.

Exploration expenses.  For the year ended December 31, 2023, property exploration expenses totaled $17.2 million as compared to $11.6 million for the same period of 2022. The increase of $5.6 million is the result of increased drilling and other exploration activities at the Isabella Pearl trend Scarlet target, Golden Mile, and County Line properties. As well as increased mapping and drilling at the East Camp Douglas property. Also contributing to the increase are permitting activities at County Line and Golden Mile.

Other (income) expense, net. For the year ended December 31, 2023, other income totaled $2.0 million as compared to other expenses of $0.1 million for the same period of 2022. The change is due to an increase in interest income in 2023.

Income and mining tax expense. For the year ended December 31, 2023, income and mining tax expense was $4.0 million as compared to $3.3 million for the same period in 2022.  The increase is the result of our higher income before income and mining taxes. See Note 5 in Item 8. Financial Statements and Supplementary Data.

Net income. For the year ended December 31, 2023 we recorded a net income of $17.0 million as compared to $14.7 million for the prior year. The increase is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2023	2022

Total cash cost after by-product credits	$20,300	$25,764
Treatment and refining charges	(303)	(321)
Depreciation and amortization	11,557	13,294
Reclamation and remediation	288	247
Total consolidated mine cost of sales	$31,842	$38,984

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Year ended December 31,
	2023	2022

Total cash cost before by-product credits (1)	$22,144	$27,012
By-product credits (2)	(1,844)	(1,248)
Total cash cost after by-product credits	$20,300	$25,764
Sustaining capital expenditures	1,404	2,659
Sustaining exploration expenses	3,125	1,668
Total all-in sustaining cost	$24,829	$30,091

Gold ounces sold	37,836	41,464

Total cash cost before by-product credits per gold ounce sold	$585	$651
By-product credits per gold ounce sold (2)	(49)	(30)
Total cash cost after by-product credits per gold ounce sold	536	621
Other sustaining expenditures per gold ounce sold (3)	120	104
Total all-in sustaining cost per gold ounce sold	$656	$725
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per gold equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue (in thousands) and by-product credit per gold ounce sold:

	Year ended December 31,
	2023	2022
By-product credits by dollar value:
Silver sales	$1,844	$1,248
Total sales from by-products	$1,844	$1,248

	Year ended December 31,
	2023	2022
By-product credits per gold pounce sold:
Silver sales	$49	$30
Total by-product credits per gold ounce sold	$49	$30

Liquidity and Capital Resources

As of December 31, 2023, we had a cash position of $48.7 million compared to $45.1 million at December 31, 2022.

As of December 31, 2023, we had working capital of $67.3 million, representing a decrease of $16.8 million from a working capital balance of $84.1 million at December 31, 2022. The decrease is due to the reclassification of a portion of our leach pad inventories to long-term as of December 31, 2023. Our working capital balance fluctuates as we use cash to fund our operations, dividends and other financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of December 31, 2023, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash provided by operating activities for the year ended December 31, 2023 was $23.0 million, compared to $28.6 million for the year ended December 31, 2022. The decrease is primarily due to changes in operating assets and liabilities, primarily inventory and prepaid and other assets.

Net cash used in investing activities for the year ended December 31, 2023 was $6.9 million compared to $12.0 million during the same period in 2022. The decrease is primarily due to less capital expenditures for the Golden Mile project.

Net cash used in financing activities was $12.5 million for the year ended December 31, 2023, compared to $11.6 million for the year ended December 31, 2022.  The increase is primarily due to higher shareholder dividends due to the special dividend paid in May 2023.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine.

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

Carrying Value of Ore on Leach Pad

Ore on the leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to dissolve the gold. Costs are added to ore on the leach pad based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on the leach pad as ounces are recovered based on the average cost per estimated recoverable ounce of gold on the leach pad. Estimates of recoverable ore on the leach pad is calculated from the quantities of ore placed on the leach pad (measured tonnes added to the leach pad), the grade of ore placed on the leach pad (based on assay data) and a recovery percentage (based on ore type). In general, the leach pad is estimated to ultimately recover between 60% and 81% of the contained ounces placed on the leach pad, depending upon whether run-of-mine or crushed ore is and/or was placed on the leach pad.

The metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumptions in determining the net realizable value for the Isabella Pearl Heap Leach Pad at December 31, 2023 are metal prices, future operating costs, metal recoveries, production levels, and other factors unique to the operation based on the life of mine plans.  If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortitude Gold Corporation (the Company) as of December 31, 2023 and 2022, and the related consolidated statement of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

February 27, 2024

We have served as the Company’s auditor since 2021.

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$48,678	$45,054
Gold and silver rounds/bullion	1,532	—
Accounts receivable	42	—
Inventories	23,848	47,155
Prepaid taxes	355	710
Prepaid expenses and other current assets	811	730
Total current assets	75,266	93,649
Property, plant and mine development, net	25,365	30,581
Operating lease assets, net	631	3,826
Deferred tax assets	2,860	1,282
Leach pad inventories	30,533	—
Other non-current assets	344	1,818
Total assets	$134,999	$131,156
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,881	$2,524
Operating lease liabilities, current	631	3,826
Mining taxes payable	2,309	1,857
Other current liabilities	1,133	1,327
Total current liabilities	7,954	9,534
Asset retirement obligations	6,500	5,863
Total liabilities	14,454	15,397
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,084,542 shares outstanding at December 31, 2023 and 24,024,542 shares outstanding at December 31, 2022	241	240
Additional paid-in capital	104,020	103,731
Retained earnings	16,284	11,788
Total shareholders' equity	120,545	115,759
Total liabilities and shareholders' equity	$134,999	$131,156

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2023 and 2022

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2023	2022
Sales, net	$73,073	$74,379
Mine cost of sales:
Production costs	19,997	25,443
Depreciation and amortization	11,557	13,294
Reclamation and remediation	288	247
Total mine cost of sales	31,842	38,984
Mine gross profit	41,231	35,395
Costs and expenses:
General and administrative expenses	5,003	5,787
Exploration expenses	17,217	11,591
Other (income) expense, net	(1,961)	55
Total costs and expenses	20,259	17,433
Income before income and mining taxes	20,972	17,962
Mining and income tax expense	3,955	3,278
Net income	$17,017	$14,684
Net income per common share:
Basic	$0.71	$0.61
Diluted	$0.70	$0.61
Weighted average shares outstanding:
Basic	24,079,483	24,017,381
Diluted	24,206,399	24,196,847

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2023 and 2022

(U.S. dollars in thousands, except share amounts)

	Years Ended December 31, 2023 and 2022
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2021	23,961,208	$240	$103,476	$8,632	$112,348
Stock-based compensation	—	—	192	—	192
Dividends	—	—	—	(11,528)	(11,528)
Stock options exercised	63,334	—	63	—	63
Net income	—	—	—	14,684	14,684
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759

Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	230	—	230
Dividends	—	—	—	(12,521)	(12,521)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	17,017	17,017
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2023 and 2022

(U.S. dollars in thousands)

	Year ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net income	$17,017	$14,684
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,656	13,434
Stock-based compensation	230	192
Deferred taxes	(1,578)	(773)
Reclamation and remediation accretion	288	247
Reclamation payments	(194)	(47)
Other operating adjustments	(158)	—
Changes in operating assets and liabilities:
Accounts receivable	(42)	238
Inventories	(6,001)	(2,888)
Prepaid expenses and other current assets	(81)	1,498
Other non-current assets	(4)	(49)
Accounts payable and other accrued liabilities	1,037	1,297
Income and mining taxes payable	807	737
Net cash provided by operating activities	22,977	28,570

Cash flows from investing activities:
Capital expenditures	(5,423)	(11,958)
Purchase of gold and silver rounds/bullion	(1,452)	—
Other investing activities	24	—
Net cash used in investing activities	(6,851)	(11,958)

Cash flows from financing activities:
Dividends paid	(12,521)	(11,528)
Proceeds from exercise of stock options	60	63
Repayment of loans payable	(29)	(87)
Repayment of capital leases	(12)	(23)
Net cash used in financing activities	(12,502)	(11,575)

Net increase in cash and cash equivalents	3,624	5,037
Cash and cash equivalents at beginning of period	45,054	40,017
Cash and cash equivalents at end of period	$48,678	$45,054

Supplemental Cash Flow Information
Income and mining taxes paid	$4,724	$3,349
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$167	$(529)
Change in estimate for asset retirement costs	$317	$789
Right-of-Use assets acquired through operating lease	$631	$7,725

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Fortitude Gold Corporation (the “Company,” “FGC,” or “Fortitude”) was organized under the laws of the State of Colorado on August 11, 2020.

In February 2021, FGC began trading on the OTC Market and subsequently uplisted to the OTCQB in March of 2021 under the symbol “FTCO”.

FGC is a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital.

Significant Accounting Policies

Basis of Presentation

The consolidated financial statements included herein are expressed in United States dollars and conform to United States generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company, its subsidiaries GRC Nevada (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings, Inc. (“CLH”), County Line Minerals Corp. (“CLMC”), and Golden Mile Minerals Corp. (“GMMC”). All significant intercompany balances and transactions have been eliminated.

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

In addition to changes in gold prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, permitting, impacts of global events such as the COVID-19 pandemic, and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The more significant areas requiring the use of management estimates and assumptions relate to mineral reserves that are the basis for future cash flow estimates utilized in impairment calculations and units-of-production depreciation calculations; future metal prices; environmental remediation, reclamation and closure obligations; estimates of recoverable gold and other minerals in stockpile and leach pad inventories; estimates of fair value related to asset impairment assessments; write-downs of inventory, stockpiles and ore on leach pads to net realizable value; valuation allowances for deferred tax assets; and provisional amounts related to income tax effects of newly enacted tax laws. Management routinely makes judgments and estimates about the effects of matters that are inherently uncertain and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost. The Company has invested in three-month Treasury Bills totaling $37 million which is included in Cash and cash equivalents in the accompanying consolidated Balance Sheet. The Company has recognized Interest Receivable relating to the Treasury Bills in the amount of $0.3 million, which is included in Prepaid Expenses & Other Current Assets in the accompanying consolidated Balance Sheet.

Accounts receivable

Accounts receivable consists of trade receivables, which are recorded from the sale of doré.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 3 for current and long-term balances as of December 31, 2023 and 2022.

Doré Inventory: Doré inventories includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to extract the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad. Leach inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of leach pad is determined based on the expected amounts to be processed within the next 12 months. Leach pad inventories not expected to be processed within the next 12 months are classified as long-term. See Note 3 for current and long-term balances as of December 31, 2023 and 2022.

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

Mine Development: The costs include engineering and metallurgical studies, drilling and other related costs to delineate an ore body, the building of access ways, open pits, shafts, lateral access, drifts, ramps and other infrastructure. Costs incurred before mineralization is classified as proven and probable reserves are expensed and classified as exploration expenses. Capitalization of mine development project costs, that meet the definition of an asset, begins once mineralization is classified as proven or probable reserves.

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

Asset Retirement Obligation

An asset retirement obligation is recognized when incurred and is recorded as a liability at fair value. The liability is accreted over time through periodic charges to earnings. In addition, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. Asset retirement costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated asset retirement obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation in accordance with Accounting Standards Codification (“ASC”) guidance for asset retirement obligations.

Income and Mining Taxes

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

Mining taxes represent state taxes levied on mining operations based on a percentage of mining profits.  As such, mining taxes are classified as income taxes.

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

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2023 and 2022 net sales with one customer accounting for 98% and 97% of net sales in 2023 and 2022, respectively.

2. Revenue

The following table presents the Company’s net sales:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Sales, net
Gold sales	$73,376	$74,700
Less: Refining charges	(303)	(321)
Total sales, net	$73,073	$74,379

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At December 31, 2023 and December 31, 2022, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	December 31,			December 31,
	2023			2022
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	628	$2,062	$1,296	—	$—	$—
Silver	9,931	$24	$236	—	$—	$—
Total holdings			$1,532			$—

4. Inventories

At December 31, 2023 and December 31, 2022, current inventories consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Stockpiles	$3,874	$5,832
Leach pad	19,579	40,786
Doré	22	32
Subtotal - product inventories	23,475	46,650
Materials and supplies	373	505
Total	$23,848	$47,155

At December 31, 2023 and December 31, 2022, non-current inventories consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Leach pad	30,533	—
Low-grade stockpile*	—	1,477
Total	$30,533	$1,477

* Included in Other non-current assets.

5. Income Taxes

The Company files a consolidated U.S. income tax return. The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740. At the federal level, the Company’s income (loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada. For financial reporting purposes, the Company recorded income before income taxes of $21.0 million and $18.0 million for the years ended December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the Company had $5.5 million and $4.1 million of current tax expense, respectively.

	Year ended December 31,
	2023	2022

	(in thousands)
Current taxes
Federal	$3,216	$1,739
State	2,317	2,312
Total current taxes	$5,533	$4,051

Deferred taxes
Federal	$(1,578)	$(773)
State	—	—
Total deferred taxes	$(1,578)	$(773)
Total income and mining taxes	$3,955	$3,278

The provision for income taxes for the years ended December 31, 2023 and 2022, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended December 31,
	2023	2022

	(in thousands)
Tax at statutory rates	$4,405	$3,772
Nevada net proceeds of minerals tax, net	1,824	1,827
Depletion in excess of basis	(2,235)	(2,265)
Nondeductible compensation	(56)	(50)
Other	17	(6)
Total income and mining tax expense	$3,955	$3,278

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2023	2022

	(in thousands)
Property and equipment	$5,213	$4,399
Lease liabilities	133	803
Stock compensation	99	61
Total deferred tax assets	5,445	5,263
Valuation allowance	—	—
Deferred tax assets after valuation allowance	$5,445	$5,263

Deferred tax liabilities
Lease assets	$(133)	$(803)
Inventory	(2,452)	(3,178)
Total deferred tax liabilities	$(2,585)	$(3,981)

Net deferred tax asset	$2,860	$1,282

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of December 31, 2023 and 2022, thus no valuation allowance was determined to be necessary.

As of both December 31, 2023 and 2022, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

6. Prepaid Expenses and Other Current Assets

At December 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Contractor advances	$100	$273
Prepaid insurance	208	309
Interest receivable	355	85
Other current assets	148	63
Total	$811	$730

7. Property, Plant and Mine Development, net

At December 31, 2023 and December 31, 2022, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement costs	$5,488	$5,171
Construction-in-progress	13,615	9,522
Furniture and office equipment	654	590
Leach pad and ponds	3,732	3,732
Land	41	25
Light vehicles and other mobile equipment	558	544
Machinery and equipment	16,547	15,698
Process facilities and infrastructure	8,913	8,856
Mineral interests and mineral rights	18,968	18,953
Mine development	24,365	24,365
Software and licenses	105	105
Subtotal (1)	92,986	87,561
Accumulated depreciation and amortization	(67,621)	(56,980)
Total	$25,365	$30,581
(1)	Includes capital expenditures in accounts payable of $0.7 million and $0.6 million at December 31, 2023 and 2022, respectively.

For the years ended December 31, 2023 and 2022, the Company recorded depreciation and amortization expense of $11.7 million and $13.4 million, respectively.

8. Other Current Liabilities

At December 31, 2023 and December 31, 2022, other current liabilities consisted of the following:

	December 31,	December 31,
	2023	2022

	(in thousands)
Accrued royalty payments	$333	$547
Accrued property and excise taxes	798	721
Other accrued expenses	2	59
Total	$1,133	$1,327

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022

	(in thousands)
Asset retirement obligation – balance at beginning of period	$5,863	$4,725
Changes in estimate	317	789
Payments	(194)	(47)
Accretion	514	396
Asset retirement obligation – balance at end of period	$6,500	$5,863

As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2022, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $5.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. For both the years ended December 31, 2023 and 2022, the Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of December 31, 2023, total estimated contractual payments remaining, excluding embedded lease payments, are $0.9 million for the year ended December 31, 2024.

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

The depreciable life of assets are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The weighted average remaining lease term for the Company’s operating leases as of December 31, 2023 is 0.25 years.

The discount rate implicit within the Company’s leases is generally not determinable and therefore the Company determines the discount rate based on its incremental borrowing rate. The incremental borrowing rate for the Company’s leases is determined based on the lease term adjusted for impacts of collateral. The weighted average discount rate used to measure the Company’s operating lease liabilities as of December 31, 2023 was 7.48%.

There are no material residual value guarantees and no restrictions or covenants imposed by the Company’s leases.

The Company has an embedded lease in its Contract Mining Agreement which was renewed for a three-month period in October 2021. In February 2022, the Company extended the Contract Mining Agreement for another two-month period resulting in the recognition of a $1.1 million right-of-use asset and corresponding $1.1 million operating lease liability. In April 2022, the Company extended the Contract Mining Agreement for a nine-month term resulting in the recognition of a $2.8 million right-of-use asset and corresponding $2.8 million operating lease liability. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability.  In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. The Company’s lease payments for its mining equipment are determined by tonnage hauled. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the years ended December 31, 2023 and 2022, the Company capitalized variable lease costs of $3.9 million and $4.4 million, respectively, to Inventory.

Maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands)

Year Ending December 31:
2024	$639
Thereafter	—
Total lease payments	639
Less imputed interest	(8)
Present value of minimum payments	631
Less: current portion	(631)
Long-term portion of minimum payments	$—

Supplemental cash flow information related to the Company’s operating leases is as follows for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,854	$4,444

12. Other (Income) Expense, Net

For the years ended December 31, 2023 and 2022, other (income) expense, net consisted of the following:

	Year ended
	December 31,
	2023	2022

	(in thousands)
Interest income	$(1,980)	$(71)
Charitable contributions	145	134
Realized/unrealized gain from gold and silver rounds/bullion, net (1)	(105)	—
Other income	(21)	(8)
Total	$(1,961)	$55
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of December 31, 2023, potentially dilutive securities representing 30,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Year ended
	December 31,
	2023	2022
Net income (in thousands)	$17,017	$14,684
Basic weighted average shares of common stock outstanding	24,079,483	24,017,381
Diluted effect of share-based awards	126,916	179,466
Diluted weighted average common shares outstanding	24,206,399	24,196,847
Net income per share:
Basic	$0.71	$0.61
Diluted	$0.70	$0.61

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2023 and December 31, 2022:

	December 31,	December 31,
	2023	2022	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$48,678	$45,054	Level 1
Gold and silver rounds/bullion	1,532	—	Level 1
Accounts receivable	42	—	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents consist primarily of cash deposits and are valued at cost, which approximates fair value. Accounts receivable includes amounts due to the Company for deliveries of doré sold to customers, which approximates fair value. Gold and silver rounds/bullion consist of precious metals used for investment purposes which are valued using quoted market prices. Please see Note 3 for additional information.

       Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table (in thousands):

	Year ended
	December 31,
	2023	2022	Statement of Operations Classification

Realized/unrealized gold and silver rounds/bullion (gain) loss, net	$(105)	$—	Other (income) expense, net

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

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2023 and 2022 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2021	422,000	$2.23	4.11	$1,852
Granted	30,000	7.06	-	-
Exercised	(63,334)	1.00	-
Expired	(6,666)	1.00	-
Forfeited	(20,000)	1.00	-	-
Outstanding as of December 31, 2022	362,000	$2.94	3.04	$978
Granted	-	-	-	-
Exercised	(60,000)	1.00	-	-
Expired	(33,333)	1.00	-	-
Forfeited	(20,000)	1.00	-	-
Outstanding as of December 31, 2023	248,667	$3.82	2.30	$565

Vested and exercisable as of December 31, 2023	117,999	$4.45	2.31	$190

The weighted-average fair value of options per share granted during the year ended December 31, 2022 was $2.62. No options were granted during the year ended December 31, 2023. The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively. The total fair value of options vested during the years ended December 31, 2023 and 2022 was $0.2 million and $0.1 million, respectively.

 During the year ended December 31, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.  During the year ended December 31, 2022, stock options to purchase an aggregate of 63,334 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.

The Company utilizes the simplified method to determine expected life because of a lack of sufficient exercise history.  The weighted average assumptions used to determine the value of stock-based awards granted in 2022 under the Black-Scholes method are summarized below:

Year ended December 31,
2022
Risk-free interest rate	2.06%
Dividend yield	7.25%
Expected volatility	75.87%
Expected life in years	4

The following table summarizes information about stock options outstanding at December 31, 2023:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.00 - $5.48	218,667	2.18	$3.37	107,999	$4.20
$5.48 - $7.06	30,000	3.20	$7.06	10,000	$7.06
	248,667	2.30	$3.82	117,999	$4.45

Restricted Stock Units

During the year ended December 31, 2023, the Company granted 36,000 RSUs to employees. The RSUs vest over a period of three years and were issued with a weighted average fair value of $7 per share. No RSUs were granted during the year ended December 31, 2022.

A summary of RSU activity under the Incentive Plan for the year ended December 31, 2023 is presented below:

	Shares	Aggregate Intrinsic Value (thousands)	Weighted Average Remaining Contractual Term (in years)
Outstanding as of December 31, 2022	-	$-	-
Granted	36,000	215	-
Outstanding as of December 31, 2023	36,000	$215	2.42

Stock-Based Compensation Expense

Stock-based compensation is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2023	2022

	(in thousands)
Stock options	$181	$192
Restricted stock units	49	-
Total	$230	$192

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2023 was approximately $0.1 million and $0.2 million, respectively, which is being amortized through 2026.

16. Shareholders’ Equity

During the year ended December 31, 2023, the Company declared and paid dividends of $12.5 million or $0.52 per share, which included a special dividend of $0.04. During the year ended December 31, 2022, the Company declared and paid dividends of $11.5 million or $0.48 per share.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

17. Subsequent Event

On February 7, 2024, the Company purchased 100% interest in the Dauntless property located in Esmeralda County, Nevada from Nevada Select Royalty Inc. for $0.7 million. Nevada Select Royalty Inc. retained a maximum net smelter return royalty (NSR) of 3% on future production from the property claims.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

Item 9C. Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of February 27, 2024 are as follows:

Name	Age	Position
Jason Reid	50	President, Chief Executive Officer and Director
Bill M. Conrad	67	Chairman of the Board of Directors
John Labate	75	Chief Financial Officer
Allan Turner	52	Vice President of Exploration
Gregory Patterson	54	Vice President of Corporate Development

Jason D. Reid has served as the Chief Executive Officer and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where he previously served for over 14 years including CEO, President and Director positions. Mr. Reid joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Mr. Reid was part of a management team that took GRC from an exploration stage company to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $116 million in dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Mr. Reid was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College. Our Board of Directors believes that Mr. Reid’s experience founding and operating his own business, as well as over seventeen years of mining industry experience, significant participation in the development of business strategy and decision-making for the Company provides him with the appropriate experience and qualifications to serve as a member of our Board.

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

Allan Turner was appointed as our Vice President of Exploration on June 1, 2023. Mr. Turner brings over 25 years of industry experience, ranging from greenfield exploration, including maiden resource development, to advanced brownfields environments, involving multi-disciplinary collaboration to complete prefeasibility level assessments that converted resources to reserves. Prior to joining Fortitude, Mr. Turner served in various capacities in his 13 years with Stantec, most recently as Manager of Geology and Practice Leader for Stantec's Mine Exploration & Resource Assessment subdiscipline. Mr. Turner holds bachelor’s and master’s degrees in science from the University of Alberta, is a Professional Geologist, and belongs to the Geological Society of Nevada (“GSN”) and Society of Economic Geologists (“SEG”).

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

Companies such as ours face a variety of risks, including financial reporting, legal, credit, liquidity, operational, health, safety and cybersecurity risks. The Board believes an effective risk management system will (1) identify the material risks that we face in a timely manner, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant board committee, (3) implement or oversee implementation of appropriate and responsive risk management and mitigation strategies consistent with our risk profile, and (4) integrate risk management into our decision-making.

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

Board Diversity and Independence

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees. The Company would aim to nominate individuals with a variety of backgrounds, industry experience and complementary skills so that, as a group, the Board possesses the appropriate talent, skills, and expertise to oversee our businesses. This assessment includes consideration of independence, expertise, mining and other industry background, age, gender, skills, geographic location and time availability, in the context of the needs of the Board and our Company.

As of February 26, 2024, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason Reid	Non-Independent

The following table summarizes the total compensation for all independent directors serving during the years ended December 31, 2023 and 2022:

		Fees Earned
		or paid		Stock	Option	All Other
	Fiscal	in Cash	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year			(1)	(2)		Total
Bill M. Conrad
Chairman of the Board of Directors	2023	$240,000	$168,000	$—	$—	$2,125	$410,125
	2022	$240,000	$168,000	$—	$—	$—	$408,000

(1)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(2)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

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

Compensation Table

The following table sets forth in summary form the compensation received by our executive officers for the years ended December 31, 2023 and 2022:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2023	$600,000	$210,000	$—	$—	$12,025	$822,025
	2022	$600,000	$480,000	$—	$—	$9,150	$1,089,150

John A. Labate
Chief Financial Officer	2023	$260,000	$156,000	$—	$—	$12,025	$428,025
	2022	$260,000	$182,000	$—	$—	$9,150	$451,150

Barry D. Devlin
Vice President of Exploration	2023	$144,375	$110,000	$—	$—	$7,631	$262,006
(through May 31, 2023)	2022	$346,500	$242,550	$—	$—	$9,150	$598,200

Allan Turner
Vice President of Exploration	2023	$134,167	$123,000	$252,000	$—	$9,775	$518,942
(from June 1, 2023)	2022	$—	$—	$—	$—	$—	$—

Gregory A. Patterson
Vice President of Development and Investor Relations	2023	$250,000	$150,000	$—	$—	$12,025	$412,025
	2022	$250,000	$175,000	$—	$—	$9,150	$434,150

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

Employment Contracts

We maintain written employment agreements with certain named executive officers. The employment agreements have a one-year term from their effective date and are automatically renewable for subsequent one-year terms on each successive anniversary of the commencement of employment unless either party gives notice to the other that they do not wish to renew the agreement, provided such notice is given not less than 60 days prior to expiration. In accordance with the terms of the employment agreements, each named executive officer receives base salary and is eligible for incentive compensation in the form of cash bonuses or equity awards. A portion of the short-term incentive compensation earned each year is determined with reference to achievement of certain performance metrics, and the remainder of any incentive compensation earned shall be determined in the discretion of the Board of Directors. Base salaries may be increased from time to time in the discretion of the Board of Directors.

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

We presently know of no agreements regarding a change in control of the Company. In the event of a change in control in the future, our named executive officers are entitled to certain compensation benefits as described above.

2023 Grants of Plan-Based Awards

The following table summarizes information regarding awards of RSUs granted in 2023 pursuant to our 2020 Equity Incentive Plan:

All other stock awards:
		Number of shares of	Grant date fair value of
		stock or units	stock awards
Name	Grant Date	(#)	($) (1)
Allan Turner	6/1/2023	36,000	$252,000
(1)	The amounts shown represent the aggregate fair value of the award calculated as of the grant date in accordance with FASB ASC Topic 718.

No other plan-based awards were granted in 2023.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes the outstanding equity awards of our named executive officers at the fiscal year end December 31, 2023:

	Option Awards						Stock Awards
Equity Incentive
				Equity					Equity Incentive		Plan Awards:
				Incentive					Plan Awards:		Market or
				Plan				Market	Number of		Payout
				Awards:			Number of	Value	Unearned		Value of
	Number of	Number of		Number of			Shares or	of Shares	Shares,		Unearned
	Securities	Securities		Securities			Units	or Units	Units or		Shares,
	Underlying	Underlying		Underlying			of Stock	of Stock	Other		Units or
	Unexercised	Unexercised		Unexercised	Option	Option	That	That	Rights		Other Rights
	Options Exercisable	Options Unexercisable		Unearned Options	Exercise Price	Expiration Date	Have Not Vested	Have Not Vested	That Have Not Vested		That Have Not Vested
Name	(#)	(#)		(#)	($)		($)	($)	(#)		($)
Turner, Allan	10,000	20,000	(1)	0	$7.06	3/14/2027	$—	$—	—		$—
	—	—		—	—	—	$0	$0	36,000	(2)	$214,560
(1)	The award vests as follows: one-half on March 14, 2024 and one-half on March 14, 2025.
(2)	The award vests as follows: one-third on June 1, 2024, one-third on June 1, 2025 and one-third on June 1, 2026.

Equity Incentive Plan

Our Board of Directors has adopted the 2020 Equity Incentive Plan (the “Plan”) that reserves 5,000,000 shares of common stock for issuance to plan participants in the form of incentive and non-qualified stock options, stock appreciation rights (“SARs”), and stock grants and units.  Each stock option awarded allows the holder to purchase one share of our common stock.

The Plan is administered by our Board of Directors (or any committee subsequently appointed by the Board) and is vested with the authority to interpret the provisions of the Plan and supervise the administration of the Plan. In addition, the Board is empowered to select those persons who will participate in the Plan, to determine the number of shares subject to each award and to determine when, and upon what conditions, awards granted under the Plan will vest, terminate, or otherwise be subject to forfeiture and cancellation. The terms and conditions of any awards issued, including the price of the shares underlying each award, are governed by the provisions of the Plan and any agreements with the Plan participants.

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

Stock Grants

A stock grant award gives the participant the right to receive (or purchase at such price as determined by the Board) shares of stock, free of any vesting restrictions. The purchase price, if any, for a stock grant award shall be payable in cash or in any other form of consideration acceptable to the Board. A stock grant award may be granted for past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Stock Units

A stock unit award gives the participant the right to receive shares of stock, or a cash payment equal to the fair market value of a designated number of shares, in the future, free of any vesting restrictions. A stock unit award may be granted for past services or other valid consideration, or in lieu of any cash compensation owed to a participant.

Other Information Regarding the Plan

In the discretion of the Board, any option granted pursuant to the Plan may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Plan and any options granted pursuant to the Plan will be forfeited if the "vesting" schedule established by the Board administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain as our employee or the period of time a non-employee must provide services to us. At the time an employee ceases working for us (or at the time a non-employee ceases to perform services for us), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Board payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. The exercise may be made through a "cashless" exercise or a combination of cash and shares of common stock at the discretion of the Board.

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

Summary

The following shows, as of February 26, 2024 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Options	Issued	Under Plan
Equity Incentive Plan	5,000,000	228,000	2,430,001	2,341,999

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2023.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	284,667	3.34	2,341,999

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2023, no director or executive officer of the Company was also an executive officer or member of the compensation committee of another entity, which had one of its executive officers serving as one of our directors.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations.  As part of this commitment, we have adopted our Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.  A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of February 26, 2024, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At February 26, 2024, there were 24,141,209 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for purposes of computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person.

	Number of		Percent of
Name and Address of Beneficial Owner	Shares Owned		Class
Jason Reid 2886 Carriage Manor Point Colorado Springs, CO 80906	461,901	*	2%
Bill M. Conrad 2886 Carriage Manor Point Colorado Springs, CO 80906	360,000		1%
John Labate 2886 Carriage Manor Point Colorado Springs, CO 80906	2,156		<1%
Allan Turner 2886 Carriage Manor Point Colorado Springs, CO 80906	22,550	(1)	<1%
Gregory Patterson 2886 Carriage Manor Point Colorado Springs, CO 80906	296,731		1%
All officers and directors as a group (5 persons)	1,143,338	*	5%

* Change from prior year disclosure is primarily the result of a divorce decree.

(1)	Includes options to purchase 20,000 shares which are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Haynie and Company (“Haynie”) served as our independent registered public accountant for the years ended December 31, 2023 and 2022. The following table sets forth the fees billed by Haynie in 2023 and 2022 for services rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	Haynie	Haynie
	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$111,500	$105,937
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$111,500	$105,937

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal years ended December 31, 2023 and 2022 and the review of our quarterly financial statements.  Before Haynie was engaged by us to render audit or non-audit services, the engagement was approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Haynie were compatible with maintaining the independence of Haynie.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
19*	Insider Trading Policies and Procedures
21	Subsidiaries (3)
23.1*	Consent of Haynie and Company, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
96.1	Technical Report Summary of the Isabella Pearl Mine (4)
96.2	Consent of Fred H. Brown with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.3	Consent of J. Ricardo Garcia with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.4	Consent of Barry D. Devlin with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.5	Consent of Joy L. Lester with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.6	Consent of Ralston Pedersen with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.7	Amended Initial Assessment Technical Report Summary for the Golden Mile Property (3)
96.8	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.9	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.10	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.11	Technical Report Summary of the County Line Mine Property (4)
96.12	Consent of Derek Loveday with respect to Technical Report Summary of the County Line Property (4)
96.13	Consent of W. Allan Turner with respect to Technical Report Summary of the County Line Property (4)
96.14	Consent of Joy L. Lester with respect to Technical Report Summary of the County Line Property (4)
96.15	Consent of Barry Devlin with respect to Technical Report Summary of the County Line Property (4)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to the same exhibit filed with the Company’s 10-K/A dated December 15, 2022 (File No. 333-249533)

(4) Incorporated by reference to the same exhibit filed with the Company’s 10-K dated February 28, 2023 (File No. 333-249533)

*Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

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