Form 10-Q
period 2024-03-31
Fortitude Gold Corp
filed 2024-05-07
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 24,161,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,870	$48,678
Gold and silver rounds/bullion	1,635	1,532
Accounts receivable	9	42
Inventories	24,389	23,848
Prepaid taxes	672	355
Prepaid expenses and other current assets	530	811
Total current assets	69,105	75,266
Property, plant and mine development, net	24,326	25,365
Operating lease assets, net	—	631
Deferred tax assets	2,826	2,860
Leach pad inventories	33,603	30,533
Other non-current assets	386	344
Total assets	$130,246	$134,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,944	$3,881
Operating lease liabilities, current	—	631
Mining taxes payable	2,521	2,309
Other current liabilities	355	1,133
Total current liabilities	5,820	7,954
Asset retirement obligations	6,648	6,500
Total liabilities	12,468	14,454
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,161,209 shares outstanding at March 31, 2024 and 24,084,542 shares outstanding at December 31, 2023	242	241
Additional paid-in capital	104,150	104,020
Retained earnings	13,386	16,284
Total shareholders' equity	117,778	120,545
Total liabilities and shareholders' equity	$130,246	$134,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Sales, net	$8,181	$21,540
Mine cost of sales:
Production costs	2,577	5,653
Depreciation and amortization	1,391	3,479
Reclamation and remediation	48	72
Total mine cost of sales	4,016	9,204
Mine gross profit	4,165	12,336
Costs and expenses:
General and administrative expenses	1,221	1,059
Exploration expenses	3,638	3,688
Other (income), net	(621)	(327)
Total costs and expenses	4,238	4,420
(Loss) income before income and mining taxes	(73)	7,916
Mining and income tax (benefit) expense	(71)	1,548
Net (loss) income	$(2)	$6,368
Net (loss) income per common share:
Basic	$(0.00)	$0.26
Diluted	$(0.00)	$0.26
Weighted average shares outstanding:
Basic	24,135,246	24,063,853
Diluted	24,135,246	24,208,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	49	—	49
Dividends	—	—	—	(2,887)	(2,887)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	6,368	6,368
Balance, March 31, 2023	24,084,542	$241	$103,839	$15,269	$119,349

Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	54	—	54
Dividends	—	—	—	(2,896)	(2,896)
Stock options exercised	76,667	1	76	—	77
Net (loss)	—	—	—	(2)	(2)
Balance, March 31, 2024	24,161,209	$242	$104,150	$13,386	$117,778

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2)	$6,368
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,419	3,502
Stock-based compensation	54	49
Deferred taxes	34	(448)
Reclamation and remediation accretion	48	72
Reclamation payments	—	3
Unrealized gain on gold and silver rounds/bullion	(103)	—
Changes in operating assets and liabilities:
Accounts receivable	33	—
Inventories	(2,910)	(310)
Prepaid expenses and other current assets	281	162
Other non-current assets	(42)	(3)
Accounts payable and other accrued liabilities	(1,610)	45
Income and mining taxes payable	(105)	1,836
Net cash (used in) provided by operating activities	(2,903)	11,276

Cash flows from investing activities:
Capital expenditures	(1,083)	(1,211)
Net cash used in investing activities	(1,083)	(1,211)

Cash flows from financing activities:
Dividends paid	(2,896)	(2,887)
Proceeds from exercise of stock options	77	60
Repayment of loans payable	(3)	(22)
Repayment of capital leases	—	(3)
Net cash used in financing activities	(2,822)	(2,852)

Net (decrease) increase in cash and cash equivalents	(6,808)	7,213
Cash and cash equivalents at beginning of period	48,678	45,054
Cash and cash equivalents at end of period	$41,870	$52,267

Supplemental Cash Flow Information
Income and mining taxes paid	$—	$160
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(102)	$48

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the prior period’s Condensed Consolidated Financial Statements have been reclassified to conform to the current presentation.

Refer to Note 2 to the financial statements included in the Company’s 10-K report for the year ended December 31, 2023 for a description of our Significant Accounting Policies.

2. Revenue

The following table presents the Company’s net sales:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Sales, net
Gold sales	$8,226	$21,588
Less: Refining charges	(45)	(48)
Total sales, net	$8,181	$21,540

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At March 31, 2024 and December 31, 2023, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	March 31,			December 31,
	2024			2023
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	628	$2,214	$1,391	628	$2,062	$1,296
Silver	9,931	$24.54	$244	9,931	$23.79	$236
Total holdings			$1,635			$1,532

4. Inventories

On March 31, 2024 and December 31, 2023, current inventories consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Stockpiles	$3,071	$3,874
Leach pad	20,942	19,579
Doré	18	22
Subtotal - product inventories	24,031	23,475
Materials and supplies	358	373
Total	$24,389	$23,848

In addition to the inventories above, as of March 31, 2024 and December 31, 2023, the Company had $33.6 million and $30.5 million, respectively, of non-current leach pad inventory.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded an income and mining tax benefit of $0.1 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, the Company recorded an income and mining tax expense of $1.5 million. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of March 31, 2024 and December 31, 2023, thus no valuation allowance was determined to be necessary.

As of March 31, 2024, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Contractor advances	$131	$100
Prepaid insurance	33	208
Interest receivable	238	355
Other current assets	128	148
Total	$530	$811

7. Property, Plant and Mine Development, net

At March 31, 2024 and December 31, 2023, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs	$5,488	$5,488
Construction-in-progress	13,391	13,615
Furniture and office equipment	681	654
Leach pad and ponds	3,732	3,732
Land	41	41
Light vehicles and other mobile equipment	558	558
Machinery and equipment	16,785	16,547
Process facilities and infrastructure	8,962	8,913
Mineral interests and mineral rights	19,703	18,968
Mine development	24,365	24,365
Software and licenses	261	105
Subtotal (1)	93,967	92,986
Accumulated depreciation and amortization	(69,641)	(67,621)
Total	$24,326	$25,365
(1)	Includes capital expenditures in accounts payable of $0.6 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively.

For the three months ended March 31, 2024 and 2023, the Company recorded depreciation and amortization expense of $1.4 million and $3.5 million, respectively.

8. Other Current Liabilities

At March 31, 2024 and December 31, 2023, other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$248	$333
Accrued property and excise taxes	105	798
Other accrued expenses	2	2
Total	$355	$1,133

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2024 and year ended December 31, 2023:

	March 31,	December 31,
	2024	2023

	(in thousands)
Asset retirement obligation – balance at beginning of period	$6,500	$5,863
Changes in estimate	—	317
Payments	—	(194)
Accretion	148	514
Asset retirement obligation – balance at end of period	$6,648	$6,500

As of March 31, 2024, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.6 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

10. Commitments and Contingencies

The Company has a Contract Mining Agreement with a mining contractor relating to mining activities at its Isabella Pearl Mine. Included in this Agreement is an embedded lease for the mining equipment for which the Company has recognized a right-of-use asset and corresponding operating lease liability. Please see Note 11 for more information. In addition to the embedded lease payments, the Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the Contract Mining Agreement over its term. The contractual payments are determined by rates within the Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of March 31, 2024, total estimated contractual payments remaining, excluding embedded lease payments, are nil for the year ended December 31, 2024.

In April 2024, the Company extended the Contract Mining Agreement for a three-month term totaling $0.9 million in  estimated contractual payments.

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

The Company has an embedded lease in its Contract Mining Agreement. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. The extension expired on March 31, 2024. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. The Company’s lease payments for its mining equipment embedded lease are determined by tonnage hauled. This embedded lease is within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2024 and 2023, the Company capitalized variable lease costs of $0.7 million and $0.9 million, respectively, to Inventory.

Supplemental cash flow information related to the Company’s operating lease is as follows for the three months ended March 31, 2024 and 2023:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$706	$909

11. Other Income, Net

For the three months ended March 31, 2024 and 2023, other income, net consisted of the following:

	Three months ended
	March 31,
	2024	2023

	(in thousands)
Interest income	$(528)	$(362)
Charitable contributions	13	37
Unrealized gain from gold and silver rounds/bullion (1)	(103)	—
Other income	(3)	(2)
Total other income	$(621)	$(327)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

13. Net (Loss) Income per Common Share

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of March 31, 2024, potentially dilutive securities representing 208,000 shares of common stock were excluded from the computation of diluted earnings due to the net loss. As of March 31, 2023, potentially dilutive securities representing 60,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended
	March 31,
	2024	2023
Net (loss) income (in thousands)	$(2)	$6,368
Basic weighted average shares of common stock outstanding	24,135,246	24,063,853
Diluted effect of share-based awards	—	144,823
Diluted weighted average common shares outstanding	24,135,246	24,208,676
Net (loss) income per share:
Basic	$—	$0.26
Diluted	$—	$0.26

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$41,870	$48,678	Level 1
Gold and silver rounds/bullion	1,635	1,532	Level 1
Accounts receivable	9	42	Level 2

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended
	March 31,		Statement of
	2024	2023	Operations Classification

	(in thousands)
Unrealized gain from gold and silver rounds/bullion	$(103)	$—	Other income, net

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

 During the three months ended March 31, 2024, stock options to purchase an aggregate of 76,667 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. During the three months ended March 31, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended March 31,
	2024	2023

	(in thousands)
Stock options	$33	$49
Restricted stock units	21	-
Total	$54	$49

16. Shareholders’ Equity

During the three months ended March 31, 2024 and March 31, 2023, the Company declared and paid dividends of $2.9 million or $0.12 per share.

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

In February 2021, we began trading on the OTC Market “pink sheets” operated by the OTC Markets Group and subsequently up listed to the OTCQB on March 5, 2021 with a symbol change to “FTCO”.

The following discussion summarizes our results of operations for the three months ended March 31, 2024 and 2023. It also analyzes our financial condition at March 31, 2024. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2023 contained in our annual report on Form 10-K for the year ended December 31, 2023.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2024 Financial Results and Highlights

●	$8.2 million net sales
●	$41.9 million cash balance on March 31, 2024
●	3,983 gold ounces produced
●	$63.3 million working capital at March 31, 2024
●	$4.2 million mine gross profit
●	$3.6 million exploration expenditures
●	$661 total cash cost after by-product credits per gold ounce sold
●	$777 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended March 31,
	2024	2023
Ore mined
Ore (tonnes)	66,496	106,475
Gold grade (g/t)	0.69	3.83
Low-grade stockpile
Ore (tonnes)	—	2,118
Gold grade (g/t)	—	0.46
Waste (tonnes)	451,509	218,127
Metal production (before payable metal deductions)(1)
Gold (ozs.)	3,983	11,487
Silver (ozs.)	21,115	17,649

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended March 31, 2024 and 2023, we produced 3,983 and 11,487 ounces of gold, respectively. The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit as we continue to await permit approval to mine deeper in the Pearl pit.

	Three months ended March 31,
	2024	2023
Metal sold
Gold (ozs.)	3,970	11,429
Silver (ozs.)	20,866	17,480
Average metal prices realized (1)
Gold ($per oz.)	2,072	1,889
Silver ($per oz.)	23.28	22.72
Precious metal gold equivalent ounces sold
Gold Ounces	3,970	11,429
Gold Equivalent Ounces from Silver	234	210
	4,204	11,639

Total cash cost before by-product credits per gold ounce sold	$783	$534
Total cash cost after by-product credits per gold ounce sold	$661	$499
Total all-in sustaining cost per gold ounce sold	$777	$578

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Sales, net. For the three months ended March 31, 2024, consolidated sales, net were $8.2 million as compared to $21.5 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price.  First quarter 2024 gold sales volumes decreased 65%, while the average realized price for gold increased 10%, from the same period in 2023.

Lower sales volumes during the first three months ended March 31, 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit as we continue to await permit approval to mine deeper in the Pearl pit.

Mine gross profit. For the three months ended March 31, 2024, we recorded $4.2 million mine gross profit compared to $12.3 million mine gross profit for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above.

General and administrative. For the three months ended March 31, 2024, general and administrative expenses of $1.2 million did not materially change from $1.1 million in the same period in 2023.

Exploration expenses. For the three months ending March 31, 2024, property exploration expenses of $3.6 million did not materially change from $3.7 million for the same period of 2023. Exploration spending in 2024 primarily related to the East Camp Douglas, County Line and the Isabella Pearl trend Scarlet target properties.

 Other income, net. For the three months ending March 31, 2024, other income totaled $0.6 million as compared to $0.3 million for the same period of 2023. The change is due to an increase in interest income in 2024.

Income and mining tax (benefit) expense. For the three months ended March 31, 2024, income and mining tax (benefit) was $0.1 million as compared to $1.5 million income and mining tax expense for the same period in 2023. The decrease is the result of our lower income before income and mining taxes. See Note 5 to the Condensed Consolidated Financial Statements.

Net (loss) income. For the three months ended March 31, 2024, we recorded net loss of $2.0 thousand as compared to net income of $6.4 million in the corresponding period for 2023. The decrease is due to lower sales volumes during the first three months ended March 31, 2024 resulting from decreased production.

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

Total cash cost, after by-product credits, is a measure developed by the World Gold Institute to provide a uniform standard for comparison purposes. AISC is calculated based on the current guidance from the World Gold Council.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended March 31,
	2024	2023

	(in thousands)
Total cash cost after by-product credits	$2,622	$5,701
Treatment and refining charges	(45)	(48)
Depreciation and amortization	1,391	3,479
Reclamation and remediation	48	72
Total consolidated mine cost of sales	$4,016	$9,204

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended March 31,
	2024	2023

	(in thousands, except ounces sold and cost per gold ounce sold)
Total cash cost before by-product credits (1)	$3,108	$6,098
By-product credits (2)	(486)	(397)
Total cash cost after by-product credits	$2,622	$5,701
Sustaining capital expenditures	2	113
Sustaining exploration expenses	458	790
Total all-in sustaining cost	$3,082	$6,604

Gold ounces sold	3,970	11,429

Total cash cost before by-product credits per gold ounce sold	$783	$534
By-product credits per gold ounce sold (2)	(122)	(35)
Total cash cost after by-product credits per gold ounce sold	661	499
Other sustaining expenditures per gold ounce sold (3)	116	79
Total all-in sustaining cost per gold ounce sold	$777	$578
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended March 31,
	2024	2023

	(in thousands)
By-product credits by dollar value:
Silver sales	$486	$397
Total sales from by-products	$486	$397

	Three months ended March 31,
	2024	2023
By-product credits per gold pounce sold:
Silver sales	$122	$35
Total by-product credits per gold ounce sold	$122	$35

Liquidity and Capital Resources

As of March 31, 2024, we had a cash position of $41.9 million compared to $48.7 million at December 31, 2023. The change is primarily due to decreased cash from operations.

As of March 31, 2024, we had working capital of $63.3 million compared to $67.3 million at December 31, 2023. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of March 31, 2024, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2024 was $2.9 million, compared to $11.3 million net cash provided by operating activities for three months ended March 31, 2023. The decrease is primarily due to lower net income and changes in inventory, depreciation and amortization and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2024 was $1.1 million compared to $1.2 million during the same period in 2023. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2024 of $2.8 million did not materially change compared to $2.9 million for the same period in 2023 and consisted almost entirely of shareholder dividends in both periods.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations. Exploration reverse circulation (“RC”) drilling continued on pre-existing disturbance in the Scarlet area, which is located 700 meters northwest of the Isabella Pearl heap leach and process facility. The focus of this exploration drilling program is to identify areas with oxide extractable gold. Mapping and sampling programs continued in the Prospect Mountain area, located directly to the north of Scarlet, and in the Anomaly area that is located directly east of the Isabella Pearl Mine.

County Line property: RC drilling continued in the first quarter to further delineate gold mineralization in and surrounding the East Pit, located 500 meters to the east of the County Line Pit. In addition, five sonic core holes were drilled in the East Pit for a metallurgical study. A modified Notice of Intent (“NOI”) is planned to be submitted in the second quarter of 2024 to the U.S. Department of the Interior Bureau of Land Management (“BLM”) so that another drilling campaign can commence later in the year.

Golden Mile property: Technical studies were advanced in the first quarter of 2024, which included additional spectral analyses of RC rock chip and core, as well as completion of elemental analytical studies completed with a portable X-Ray Florescence analyzer. These studies significantly advanced our understanding of the alteration assemblages and lithological variations associated with the Golden Mile property.

East Camp Douglas property: RC drilling continued in the northern portions of the property. Results from the first round of mapping completed in 2023 in the White Rock Springs (“WRS”) area of East Camp Douglas North were finalized in the first quarter of 2024. A revised NOI for WRS area was submitted and accepted by the BLM in the first quarter of 2024; drilling is anticipated to commence in the second quarter of 2024.

Dauntless: The purchase of Dauntless was completed in the first quarter of 2024, and the Operator Change application was completed and the bond was assumed. Drilling is expected to commence in the second quarter of 2024.

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

These statements may be made expressly in this document or may be incorporated by reference from other documents that we will file with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,”

“targets,” “anticipates,” “estimates,” “proposes,” or similar expressions used in this report or incorporated by reference in this report.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2023, and the following:

●	The Biden administration’s stance on mining and mine development
●	The BLM and Nevada Division of Environmental Protection staffing shortages and permit review timelines
●	Changes in the worldwide price for gold and/or silver
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Government freezes on issuing resource permits
●	Political and regulatory risks
●	Untimely permit issuance
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of March 31, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2024.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended March 31, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2024.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ John A. Labate
Name:	John A. Labate
Title:	Chief Financial Officer