Form 10-Q
period 2024-06-30
Fortitude Gold Corp
filed 2024-07-30
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 29 2024, the registrant had 24,173,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,873	$48,678
Gold and silver rounds/bullion	1,756	1,532
Accounts receivable	527	42
Inventories	15,238	23,848
Prepaid taxes	672	355
Prepaid expenses and other current assets	1,078	811
Total current assets	52,144	75,266
Property, plant and mine development, net	23,883	25,365
Operating lease assets, net	—	631
Deferred tax assets	2,768	2,860
Leach pad inventories	46,334	30,533
Other non-current assets	386	344
Total assets	$125,515	$134,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,010	$3,881
Operating lease liabilities, current	—	631
Mining taxes payable	207	2,309
Other current liabilities	516	1,133
Total current liabilities	3,733	7,954
Asset retirement obligations	6,796	6,500
Total liabilities	10,529	14,454
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,173,209 shares outstanding at June 30, 2024 and 24,084,542 shares outstanding at December 31, 2023	242	241
Additional paid-in capital	104,396	104,020
Retained earnings	10,348	16,284
Total shareholders' equity	114,986	120,545
Total liabilities and shareholders' equity	$125,515	$134,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales, net	$9,554	$19,219	$17,735	$40,759
Mine cost of sales:
Production costs	3,130	5,020	5,707	10,673
Depreciation and amortization	1,547	2,905	2,938	6,384
Reclamation and remediation	59	68	107	140
Total mine cost of sales	4,736	7,993	8,752	17,197
Mine gross profit	4,818	11,226	8,983	23,562
Costs and expenses:
General and administrative expenses	1,190	1,087	2,411	2,146
Exploration expenses	4,252	6,061	7,890	9,749
Other (income), net	(539)	(434)	(1,160)	(761)
Total costs and expenses	4,903	6,714	9,141	11,134
(Loss) income before income and mining taxes	(85)	4,512	(158)	12,428
Mining and income tax expense (benefit)	53	908	(18)	2,456
Net (loss) income	$(138)	$3,604	$(140)	$9,972
Net (loss) income per common share:
Basic	$(0.01)	$0.15	$(0.01)	$0.41
Diluted	$(0.01)	$0.15	$(0.01)	$0.41
Weighted average shares outstanding:
Basic	24,165,209	24,084,542	24,150,288	24,074,312
Diluted	24,165,209	24,225,953	24,150,288	24,219,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, March 31, 2023	24,084,542	$241	$103,839	$15,269	$119,349
Stock-based compensation	—	—	54	—	54
Dividends	—	—	—	(3,854)	(3,854)
Net income	—	—	—	3,604	3,604
Balance, June 30, 2023	24,084,542	$241	$103,893	$15,019	$119,153

Balance, March 31, 2024	24,161,209	$242	$104,150	$13,386	$117,778
Stock-based compensation	—	—	246	—	246
Dividends	—	—	—	(2,900)	(2,900)
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net (loss)	—	—	—	(138)	(138)
Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986

	Six Months Ended June 30, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	103	—	103
Dividends	—	—	—	(6,741)	(6,741)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	9,972	9,972
Balance, June 30, 2023	24,084,542	$241	$103,893	$15,019	$119,153

Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	300	—	300
Dividends	—	—	—	(5,796)	(5,796)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net (loss)	—	—	—	(140)	(140)
Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(140)	$9,972
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,016	6,430
Stock-based compensation	300	103
Deferred taxes	92	(1,018)
Reclamation and remediation accretion	107	140
Unrealized (gain) loss on gold and silver rounds/bullion	(224)	14
Other operating adjustments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	(485)	—
Inventories	(5,896)	(2,167)
Prepaid expenses and other current assets	(267)	(531)
Other non-current assets	(42)	—
Accounts payable and other accrued liabilities	(1,921)	519
Income and mining taxes payable	(2,419)	(601)
Net cash (used in) provided by operating activities	(7,879)	12,789

Cash flows from investing activities:
Capital expenditures	(2,204)	(3,974)
Purchase of gold and silver rounds/bullion	—	(239)
Net cash used in investing activities	(2,204)	(4,213)

Cash flows from financing activities:
Dividends paid	(5,796)	(6,741)
Proceeds from exercise of stock options	77	60
Repayment of loans payable	(3)	(30)
Repayment of capital leases	—	(6)
Net cash used in financing activities	(5,722)	(6,717)

Net (decrease) increase in cash and cash equivalents	(15,805)	1,859
Cash and cash equivalents at beginning of period	48,678	45,054
Cash and cash equivalents at end of period	$32,873	$46,913

Supplemental Cash Flow Information
Income and mining taxes paid	$2,309	$4,074
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$436	$231

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

2. Revenue

The following table presents the Company’s net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Sales, net
Gold sales	$9,651	$19,308	$17,877	$40,896
Less: Refining charges	(97)	(89)	(142)	(137)
Total sales, net	$9,554	$19,219	$17,735	$40,759

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At June 30, 2024 and December 31, 2023, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	June 30,			December 31,
	2024			2023
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	628	$2,331	$1,465	628	$2,062	$1,296
Silver	9,901	$29.37	$291	9,931	$23.79	$236
Total holdings			$1,756			$1,532

4. Inventories

On June 30, 2024 and December 31, 2023, current inventories consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Stockpiles	$3,137	$3,874
Leach pad	11,767	19,579
Doré	24	22
Subtotal - product inventories	14,928	23,475
Materials and supplies	310	373
Total	$15,238	$23,848

In addition to the inventories above, as of June 30, 2024 and December 31, 2023, the Company had $46.3 million and $30.5 million, respectively, of non-current leach pad inventory.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded an income and mining tax expense of $0.1 million and an income and mining tax benefit of $18.0 thousand for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, the Company recorded an income and mining tax expense of $0.9 million and $2.5 million, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of June 30, 2024 and December 31, 2023, thus no valuation allowance was determined to be necessary.

As of June 30, 2024, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Contractor advances	$66	$100
Prepaid insurance	544	208
Interest receivable	210	355
Other current assets	258	148
Total	$1,078	$811

7. Property, Plant and Mine Development, net

At June 30, 2024 and December 31, 2023, property, plant and mine development consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs	$5,488	$5,488
Construction-in-progress	14,251	13,615
Furniture and office equipment	752	654
Leach pad and ponds	3,732	3,732
Land	41	41
Light vehicles and other mobile equipment	558	558
Machinery and equipment	17,088	16,547
Process facilities and infrastructure	8,976	8,913
Mineral interests and mineral rights	19,703	18,968
Mine development	24,365	24,365
Software and licenses	346	105
Subtotal (1)	95,300	92,986
Accumulated depreciation and amortization	(71,417)	(67,621)
Total	$23,883	$25,365
(1)	Includes capital expenditures in accounts payable of $1.1 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively.

For the three months ended June 30, 2024 and 2023, the Company recorded depreciation and amortization expense of $1.6 million and $2.9 million, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded depreciation and amortization expense of $3.0 million and $6.4 million, respectively.

8. Other Current Liabilities

At June 30, 2024 and December 31, 2023, other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$303	$333
Accrued property and excise taxes	210	798
Other accrued expenses	3	2
Total	$516	$1,133

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the six months ended June 30, 2024 and year ended December 31, 2023:

	June 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement obligation – balance at beginning of period	$6,500	$5,863
Changes in estimate	—	317
Payments	—	(194)
Accretion	296	514
Asset retirement obligation – balance at end of period	$6,796	$6,500

As of June 30, 2024, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $6.8 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

10. Commitments and Contingencies

On June 30, 2024, the Company entered into a contract mining agreement with a new mining contractor relating to mining activities at its Isabella Pearl Mine (“2024 Contract Mining Agreement”). The Company pays the contract miner operational costs in the normal course of business. These costs represent the remaining future contractual payments for the 2024 Contract Mining Agreement over its term. The contractual payments are determined by rates within the 2024 Contract Mining Agreement, estimated tonnes moved and bank cubic yards for drilling and blasting. As of June 30, 2024, total estimated contractual payments remaining are $1.5 million for the year ended December 31, 2024.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and six months ended June 30, 2024, the Company capitalized variable lease costs of $0.5 million and $0.9 million, respectively, to Inventory. During the three and six months ended June 30, 2023, the Company capitalized variable lease costs of $1.2 million and $2.7 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months and is therefore not recognized as an operating lease.

Supplemental cash flow information related to the Company’s operating lease is as follows for the six months ended June 30, 2024 and 2023:

	Six months ended
	June 30,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,170	$1,858

12. Other (Income), Net

For the three and six months ended June 30, 2024 and 2023, other income, net consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Interest (income)	$(448)	$(469)	$(976)	$(831)
Charitable contributions	33	36	46	73
Unrealized (gain) loss from gold and silver rounds/bullion (1)	(121)	14	(224)	14
Other (income)	(3)	(15)	(6)	(17)
Total other (income)	$(539)	$(434)	$(1,160)	$(761)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of June 30, 2024, potentially dilutive securities representing 1,296,000 shares of common stock were excluded from the computation of diluted earnings due to the net loss. As of June 30, 2023, potentially dilutive securities representing 60,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net (loss) income per common share is calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income (in thousands)	$(138)	$3,604	$(140)	$9,972
Basic weighted average shares of common stock outstanding	24,165,209	24,084,542	24,150,288	24,074,312
Diluted effect of share-based awards	—	141,411	—	144,958
Diluted weighted average common shares outstanding	24,165,209	24,225,953	24,150,288	24,219,270
Net (loss) income per share:
Basic	$(0.01)	$0.15	$(0.01)	$0.41
Diluted	$(0.01)	$0.15	$(0.01)	$0.41

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$32,873	$48,678	Level 1
Gold and silver rounds/bullion	1,756	1,532	Level 1
Accounts receivable	527	42	Level 2

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,		Statement of
	2024	2023	2024	2023	Operations Classification

	(in thousands)		(in thousands)
Unrealized (gain) loss from gold and silver rounds/bullion	$(121)	$14	$(224)	$14	Other income, net

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

During the three and six months ended June 30, 2024, the Company granted RSUs of 1,100,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $4.59 per share. During the three and six months ended June 30, 2023, the Company granted RSUs of 36,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $7 per share.

During the three and six months ended June 30, 2024, a total of 12,000 RSUs vested, and shares were issued with an intrinsic value of $0.1 million, and a fair value of $0.1 million.  No RSUs vested during the three and six months ended June 30, 2023.

 During the six months ended June 30, 2024, stock options to purchase an aggregate of 76,667 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. During the six months ended June 30, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended June 30, 2024 and 2023.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	$9	$47	$42	$96
Restricted stock units	237	7	258	7
Total	$246	$54	$300	$103

16. Shareholders’ Equity

During the three and six months ended June 30, 2024, the Company declared and paid dividends of $2.9 million and $0.12 per share and $5.8 million or $0.24 per share, respectively. During the three and six months ended June 30, 2023 the Company declared and paid dividends of $3.9 million or $0.16 per share and $6.7 million or $0.28 per share, respectively.

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

The following discussion summarizes our results of operations for the three and six months ended June 30, 2024 and 2023. It also analyzes our financial condition at June 30, 2024. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2023 contained in our annual report on Form 10-K for the year ended December 31, 2023.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Second Quarter 2024 Financial Results and Highlights

●	$9.6 million net sales
●	$32.9 million cash balance on June 30, 2024
●	4,150 gold ounces produced
●	$48.4 million working capital at June 30, 2024
●	$4.8 million mine gross profit
●	$4.3 million exploration expenditures
●	$782 total cash cost after by-product credits per gold ounce sold
●	$1,013 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Ore mined
Ore (tonnes)	120,270	112,834	186,766	219,309
Gold grade (g/t)	0.53	3.36	0.59	3.71
Low-grade stockpile
Ore (tonnes)	—	—	—	61,854
Gold grade (g/t)	—	—	—	0.47
Waste (tonnes)	348,488	312,614	799,997	530,741
Metal production (before payable metal deductions)(1)
Gold (ozs.)	4,150	9,684	8,133	21,171
Silver (ozs.)	16,178	13,611	37,293	31,260

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended June 30, 2024 and 2023, we produced 4,150 and 9,684 ounces of gold, respectively. The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we continue to await permit approval to mine deeper in the Pearl pit.

During the six months ended June 30, 2024 and 2023, we produced 8,133 and 21,171 ounces of gold, respectively. The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we continue to await permit approval to mine deeper in the Pearl pit.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Metal sold
Gold (ozs.)	4,123	9,702	8,093	21,131
Silver (ozs.)	15,806	13,464	36,672	30,944
Average metal prices realized (1)
Gold ($per oz.)	2,341	1,990	2,209	1,935
Silver ($per oz.)	29.11	24.46	25.80	23.42
Precious metal gold equivalent ounces sold
Gold Ounces	4,123	9,702	8,093	21,131
Gold Equivalent Ounces from Silver	197	165	428	375
	4,320	9,867	8,521	21,506

Total cash cost before by-product credits per gold ounce sold	$894	$561	$840	$546
Total cash cost after by-product credits per gold ounce sold	$782	$527	$723	$512
Total all-in sustaining cost per gold ounce sold	$1,013	$680	$898	$625

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Sales, net. For the three months ended June 30, 2024, consolidated sales, net were $9.6 million as compared to $19.2 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price.  Second quarter 2024 gold sales volumes decreased 58%, while the average realized price for gold increased 18%, from the same period in 2023.

Lower sales volumes during the three months ended June 30, 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we continue to await permit approval to mine deeper in the Pearl pit.

Mine gross profit. For the three months ended June 30, 2024, we recorded $4.8 million mine gross profit compared to $11.2 million mine gross profit for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the three months ended June 30, 2024, general and administrative expenses of $1.2 million did not materially change from $1.1 million in the same period in 2023.

Exploration expenses. For the three months ending June 30, 2024, property exploration expenses of $4.3 million as compared to $6.1 million for the same period of 2023. The decrease is primarily due to decreased drilling at the Golden Mile property. Exploration spending in 2024 primarily related to the East Camp Douglas, County Line and the Isabella Pearl trend Scarlet target properties.

 Other income, net. For the three months ending June 30, 2024, other income totaled $0.5 million as compared to $0.4 million for the same period of 2023. The change is due to an increase in unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices.

Income and mining tax expense. For the three months ended June 30, 2024, income and mining tax expense was $0.1 million as compared to $0.9 million for the same period in 2023. The decrease is the result of our lower income before income and mining taxes. See Note 5 to the Condensed Consolidated Financial Statements.

Net (loss) income. For the three months ended June 30, 2024, we recorded a net loss of $0.1 million as compared to net income of $3.6 million in the corresponding period for 2023. The decrease is due to lower sales volumes during the three months ended June 30, 2024 resulting from decreased production.

Consolidated Results of Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Sales, net. For the six months ended June 30, 2024, consolidated sales, net were $17.7 million as compared to $40.8 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. For the six months ending June 30, 2024, gold sales volumes decreased 62% in 2024, while the average realized price for gold increased 14%, from the same period in 2023.

Lower sales volumes during the six months ended June 30, 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined. Mining and placement of ore on the heap leach pad continues to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we continue to await permit approval to mine deeper in the Pearl pit.

Mine gross profit. For the six months ended June 30, 2024, we recorded $9.0 million mine gross profit compared to $23.6 million mine gross profit for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the six months ended June 30, 2024, general and administrative expenses of $2.4 million compared to $2.1 million for the same period in 2023. The increase is primarily attributable to an increase in employee compensation, including stock-based compensation.

Exploration expenses. For the six months ending June 30, 2024, property exploration expenses were $7.9 million as compared to $9.7 million for the same period of 2023. The decrease is primarily due to decreased drilling at the Golden Mile property. Exploration spending in 2024 primarily related to the East Camp Douglas, County Line and the Isabella Pearl trend Scarlet target properties.

 Other income, net. For the six months ending June 30, 2024, other income totaled $1.2 million as compared to $0.8 million for the same period of 2023. The change is due to an increase in unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices and an increase in interest income.

Income and mining tax (benefit) expense. For the six months ended June 30, 2024, income and mining tax (benefit) was $18.0 thousand as compared to $2.5 million income and mining tax expense for the same period in 2023. The decrease is the result of our lower income before income and mining taxes. See Note 5 to the Condensed Consolidated Financial Statements.

Net (loss) income. For the six months ended June 30, 2024, we recorded a net loss of $0.1 million as compared to net income of $10.0 million in the corresponding period for 2023. The decrease is due to lower sales volumes during the six months ended June 30, 2024 resulting from decreased production.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total cash cost after by-product credits	$3,227	$5,109	$5,849	$10,810
Treatment and refining charges	(97)	(89)	(142)	(137)
Depreciation and amortization	1,547	2,905	2,938	6,384
Reclamation and remediation	59	68	107	140
Total consolidated mine cost of sales	$4,736	$7,993	$8,752	$17,197

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands, except ounces sold and cost per gold ounce sold)
Total cash cost before by-product credits (1)	$3,687	$5,439	$6,795	$11,537
By-product credits (2)	(460)	(330)	(946)	(727)
Total cash cost after by-product credits	$3,227	$5,109	$5,849	$10,810
Sustaining capital expenditures	449	509	451	621
Sustaining exploration expenses	504	974	962	1,764
Total all-in sustaining cost	$4,180	$6,592	$7,262	$13,195

Gold ounces sold	4,123	9,702	8,093	21,131

Total cash cost before by-product credits per gold ounce sold	$894	$561	$840	$546
By-product credits per gold ounce sold (2)	(112)	(34)	(117)	(34)
Total cash cost after by-product credits per gold ounce sold	782	527	723	512
Other sustaining expenditures per gold ounce sold (3)	231	153	175	113
Total all-in sustaining cost per gold ounce sold	$1,013	$680	$898	$625
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
By-product credits by dollar value:
Silver sales	$460	$330	$946	$727
Total sales from by-products	$460	$330	$946	$727

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
By-product credits per gold pounce sold:
Silver sales	$112	$34	$117	$34
Total by-product credits per gold ounce sold	$112	$34	$117	$34

Liquidity and Capital Resources

As of June 30, 2024, we had a cash position of $32.9 million compared to $48.7 million at December 31, 2023. The change is primarily due to decreased cash from operations.

As of June 30, 2024, we had working capital of $48.4 million compared to $67.3 million at December 31, 2023. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of June 30, 2024, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the six months ended June 30, 2024 was $7.9 million, compared to $12.8 million net cash provided by operating activities for six months ended June 30, 2023. The decrease is primarily due to lower net income and changes in inventory, depreciation and amortization and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2024 was $2.2 million compared to $4.2 million during the same period in 2023. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2024 was $5.7 million compared to $6.7 million for the same period in 2023. The decrease is primarily attributable to lower dividends due to the special dividend paid in May 2023.

Development and Exploration Activities

Isabella Pearl Mine: During the second quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations. Exploration reverse circulation (“RC”) drilling continued on pre-existing disturbance in the Scarlet area, which is located 700 meters northwest of the Isabella Pearl heap leach and process facility. The focus of this exploration drilling program was to identify areas with oxide extractable gold. Mapping and sampling programs continued in the Prospect Mountain area and Copper Cliffs areas, which are located directly to the north of Scarlet. Very Low Frequency Electromagnetic (“VLF-EM”) and ground magnetic geophysical surveys were completed over these areas to further target covered mineralized faults that may intersect at depth.  Piezometer wells were also installed in the Scarlet North area to start collecting water level baseline information.

County Line property: RC and air track drilling continued in the second quarter to further delineate gold mineralization in and surrounding the East Pit, located 500 meters to the east of the County Line Pit. Seven sonic core holes were drilled on old waste dump piles around the County Line Pit to retrieve samples for environmental material characterization studies. In addition, VLF-EM and magnetic geophysical surveys were initiated over the East Pit area as well as to the south and east. The purpose of these surveys is to aid in further delineating the mineralized faults in the area and to identify additional drill targets. Following the completion and interpretation of these geophysical surveys, a modified Notice of Intent (“NOI”) is planned to be submitted later in 2024 to the U.S. Department of the Interior Bureau of Land Management (“BLM”) so that another drilling campaign can commence later in the year.

Golden Mile property: Technical studies were advanced and additional interpretation was completed on the Golden Mile property in the second quarter of 2024.

East Camp Douglas property: RC drilling continued in the northern portions of the property. RC drilling continued in the project’s northern White Rock Springs area, as was VLF-EM and magnetic geophysical surveys. Sampling and mapping campaigns advanced in the project’s southern Lithocap Area. Nine sonic core holes were drilled in the White Rock Springs area for a metallurgical program. Field work and pre-fieldwork preparations for biological and cultural resources were initiated in the second quarter. Biological and cultural resources are the main baseline studies required to establish the existing conditions for the pending Plan of Operations application and are the primary references to evaluate potential effects of the proposed exploration activities during analysis under the National Environmental Policy Act.

Dauntless property: Drilling commenced in the second quarter of 2024 and assisted with further understanding the extent of the structural corridor to the North, as well as the extension of mineralization directly to the east of the Weepah Pit. Shortwave Infrared Studies (“SWIR”) was completed on historic core and RC chips from the project collected during previous drill campaigns.  A Leapfrog model was initiated for the Dauntless project.

Intrepid property: Surface sampling, RC drilling, and additional staking was completed in the second quarter of 2024. An NOI is being submitted to the BLM in 2024 to complete additional drilling to further assess gold mineralization that was identified in the second quarter.

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

Forward-Looking Statements

This report contains or incorporates by reference “forward-looking statements,” as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

●	statements about our future exploration, permitting, production, development, and plans for development of our properties
●	statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of proceeds, decreased expenses and prevented expenses and expenditures
●	statements of our expectations, beliefs, future plans and strategies, our targets, exploration activities, anticipated developments and other matters that are not historical facts

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2023, and the following:

●	The Biden/Harris administration’s stance on mining and mine development
●	The BLM and Nevada Division of Environmental Protection staffing shortages and permit review timelines
●	Changes in the worldwide price for gold and/or silver
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Government freezes on issuing resource permits
●	Political and regulatory risks
●	Untimely permit issuance
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies

●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of June 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2024.

Item 6. Exhibits

The following exhibits are filed or furnished herewith.

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.3	Reserved
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.9	Employment Agreement with Allan Turner (4)
10.10	Employment Agreement with Janet Turner (4)
10.11*	2024 Contract Mining Agreement
14	Code of Ethics (1)
21	Subsidiaries (3)
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended June 30, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to same exhibit filed with the Company's 10-K/A report dated December 15, 2022 (File No. 333-249533).

(4)	Incorporated by reference to same exhibit filed with the Company's 8-K report dated June 3, 2024 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2024.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer