Form 10-Q
period 2024-09-30
Fortitude Gold Corp
filed 2024-11-05
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the registrant had 24,173,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,316	$48,678
Gold and silver rounds/bullion	1,960	1,532
Accounts receivable	—	42
Inventories	11,974	23,848
Prepaid taxes	387	355
Prepaid expenses and other current assets	805	811
Total current assets	45,442	75,266
Property, plant and mine development, net	26,815	25,365
Operating lease assets, net	—	631
Deferred tax assets	3,338	2,860
Leach pad inventories	51,164	30,533
Other non-current assets	386	344
Total assets	$127,145	$134,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,832	$3,881
Operating lease liabilities, current	—	631
Mining taxes payable	376	2,309
Other current liabilities	703	1,133
Total current liabilities	3,911	7,954
Asset retirement obligations	9,798	6,500
Total liabilities	13,709	14,454
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,173,209 shares outstanding at September 30, 2024 and 24,084,542 shares outstanding at December 31, 2023	242	241
Additional paid-in capital	104,801	104,020
Retained earnings	8,393	16,284
Total shareholders' equity	113,436	120,545
Total liabilities and shareholders' equity	$127,145	$134,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales, net	$10,229	$21,268	$27,964	$62,027
Mine cost of sales:
Production costs	3,784	5,992	9,491	16,665
Depreciation and amortization	1,597	3,349	4,535	9,733
Reclamation and remediation	69	91	176	231
Total mine cost of sales	5,450	9,432	14,202	26,629
Mine gross profit	4,779	11,836	13,762	35,398
Costs and expenses:
General and administrative expenses	1,739	1,335	4,150	3,481
Exploration expenses	2,731	3,833	10,621	13,582
Other (income), net	(520)	(491)	(1,680)	(1,252)
Total costs and expenses	3,950	4,677	13,091	15,811
Income before income and mining taxes	829	7,159	671	19,587
Mining and income tax (benefit) expense	(117)	1,437	(135)	3,893
Net income	$946	$5,722	$806	$15,694
Net income per common share:
Basic	$0.04	$0.24	$0.03	$0.65
Diluted	$0.04	$0.24	$0.03	$0.65
Weighted average shares outstanding:
Basic	24,173,209	24,084,542	24,156,816	24,077,772
Diluted	24,261,954	24,212,436	24,242,708	24,217,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, June 30, 2023	24,084,542	$241	$103,893	$15,019	$119,153
Stock-based compensation	—	—	68	—	68
Dividends	—	—	—	(2,890)	(2,890)
Net income	—	—	—	5,722	5,722
Balance, September 30, 2023	24,084,542	$241	$103,961	$17,851	$122,053

Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986
Stock-based compensation	—	—	405	—	405
Dividends	—	—	—	(2,901)	(2,901)
Net income	—	—	—	946	946
Balance, September 30, 2024	24,173,209	$242	$104,801	$8,393	$113,436

	Nine Months Ended September 30, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	171	—	171
Dividends	—	—	—	(9,631)	(9,631)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	15,694	15,694
Balance, September 30, 2023	24,084,542	$241	$103,961	$17,851	$122,053

Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	705	—	705
Dividends	—	—	—	(8,697)	(8,697)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net income	—	—	—	806	806
Balance, September 30, 2024	24,173,209	$242	$104,801	$8,393	$113,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$806	$15,694
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,668	9,804
Stock-based compensation	705	171
Deferred taxes	(478)	(607)
Reclamation and remediation accretion	176	231
Reclamation payments	(83)	—
Unrealized (gain) loss on gold and silver rounds/bullion	(428)	33
Other operating adjustments	—	(55)
Changes in operating assets and liabilities:
Accounts receivable	42	—
Inventories	(8,434)	(3,016)
Prepaid expenses and other current assets	6	(292)
Other non-current assets	(42)	(19)
Accounts payable and other accrued liabilities	(1,407)	347
Income and mining taxes payable	(1,965)	325
Net cash (used in) provided by operating activities	(6,434)	22,616

Cash flows from investing activities:
Capital expenditures	(3,305)	(5,047)
Purchase of gold and silver rounds/bullion	—	(978)
Net cash used in investing activities	(3,305)	(6,025)

Cash flows from financing activities:
Dividends paid	(8,697)	(9,631)
Proceeds from exercise of stock options	77	60
Repayment of loans payable	(3)	(30)
Repayment of capital leases	—	(9)
Net cash used in financing activities	(8,623)	(9,610)

Net (decrease) increase in cash and cash equivalents	(18,362)	6,981
Cash and cash equivalents at beginning of period	48,678	45,054
Cash and cash equivalents at end of period	$30,316	$52,035

Supplemental Cash Flow Information
Income and mining taxes paid	$2,309	$4,174
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(69)	$15
Change in estimate for asset retirement costs	$2,937	$—

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

2. Revenue

The following table presents the Company’s net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Sales, net
Gold sales	$10,251	$21,316	$28,128	$62,212
Less: Refining charges	(22)	(48)	(164)	(185)
Total sales, net	$10,229	$21,268	$27,964	$62,027

3. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At September 30, 2024 and December 31, 2023, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	September 30,			December 31,
	2024			2023
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	628	$2,629	$1,652	628	$2,062	$1,296
Silver	9,897	$31.08	$308	9,931	$23.79	$236
Total holdings			$1,960			$1,532

4. Inventories

On September 30, 2024 and December 31, 2023, current inventories consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Stockpiles	$3,028	$3,874
Leach pad	8,562	19,579
Doré	34	22
Subtotal - product inventories	11,624	23,475
Materials and supplies	350	373
Total	$11,974	$23,848

In addition to the inventories above, as of September 30, 2024 and December 31, 2023, the Company had $51.2 million and $30.5 million, respectively, of non-current leach pad inventory.

5. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded a mining and income tax benefit of $0.1 million for both the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, the Company recorded a mining and income tax expense of $1.4 million and $3.9 million, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were “more likely than not” to be realized as of September 30, 2024 and December 31, 2023, thus no valuation allowance was determined to be necessary.

As of September 30, 2024, the Company believes that it has no liability for uncertain tax positions.

6. Prepaid Expenses and Other Current Assets

At September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Contractor advances	$25	$100
Prepaid insurance	397	208
Interest receivable	214	355
Other current assets	169	148
Total	$805	$811

7. Property, Plant and Mine Development, net

At September 30, 2024 and December 31, 2023, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs	$8,425	$5,488
Construction-in-progress	14,739	13,615
Furniture and office equipment	781	654
Leach pad and ponds	3,732	3,732
Land	71	41
Light vehicles and other mobile equipment	558	558
Machinery and equipment	17,119	16,547
Process facilities and infrastructure	8,994	8,913
Mineral interests and mineral rights	19,703	18,968
Mine development	24,365	24,365
Software and licenses	346	105
Subtotal (1)	98,833	92,986
Accumulated depreciation and amortization	(72,018)	(67,621)
Total	$26,815	$25,365
(1)	Includes capital expenditures in accounts payable of $0.7 million at September 30, 2024 and December 31, 2023.

For the three months ended September 30, 2024 and 2023, the Company recorded depreciation and amortization expense of $1.7 million and $3.4 million, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded depreciation and amortization expense of $4.7 million and $9.8 million, respectively.

8. Other Current Liabilities

At September 30, 2024 and December 31, 2023, other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$317	$333
Accrued property and excise taxes	386	798
Other accrued expenses	—	2
Total	$703	$1,133

9. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2024 and year ended December 31, 2023:

	September 30,	December 31,
	2024	2023

	(in thousands)
Asset retirement obligation – balance at beginning of period	$6,500	$5,863
Changes in estimate	2,937	317
Payments	(83)	(194)
Accretion	444	514
Asset retirement obligation – balance at end of period	$9,798	$6,500

As of September 30, 2024, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $9.8 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three and nine months ended September 30, 2024, the Company capitalized variable lease costs of nil and $0.9 million, respectively, to Inventory. During the three and nine months ended September 30, 2023, the Company capitalized variable lease costs of $0.9 million and $1.9 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On September 1, 2024, the 2024 Contract Mining agreement auto-renewed for a period of one-month and is therefore not recognized as an operating lease.

Supplemental cash flow information related to the Company’s operating lease is as follows for the nine months ended September 30, 2024 and 2023:

	Nine months ended
	September 30,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,170	$2,863

11. Other (Income), Net

For the three and nine months ended September 30, 2024 and 2023, other income, net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Interest (income)	$(373)	$(549)	$(1,349)	$(1,380)
Charitable contributions	14	41	60	114
Unrealized (gain) loss from gold and silver rounds/bullion (1)	(204)	19	(428)	33
Other expense (income)	43	(2)	37	(19)
Total other (income)	$(520)	$(491)	$(1,680)	$(1,252)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 13.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of September 30, 2024 and 2023, potentially dilutive securities representing 100,000 shares and 66,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (in thousands)	$946	$5,722	$806	$15,694
Basic weighted average shares of common stock outstanding	24,173,209	24,084,542	24,156,816	24,077,772
Diluted effect of share-based awards	88,745	127,894	85,892	139,648
Diluted weighted average common shares outstanding	24,261,954	24,212,436	24,242,708	24,217,420
Net income per share:
Basic	$0.04	$0.24	$0.03	$0.65
Diluted	$0.04	$0.24	$0.03	$0.65

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$30,316	$48,678	Level 1
Gold and silver rounds/bullion	1,960	1,532	Level 1
Accounts receivable	—	42	Level 2

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,		Statement of
	2024	2023	2024	2023	Operations Classification

	(in thousands)		(in thousands)
Unrealized (gain) loss from gold and silver rounds/bullion	$(204)	$19	$(428)	$33	Other income, net

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

During the nine months ended September 30, 2024, the Company granted RSUs of 1,100,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $4.59 per share. No RSU’s were granted during the three months ended September 30, 2024. During the nine months ended September 30, 2023, the Company granted RSUs of 36,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $7 per share. No RSU’s were granted during the three months ended September 30, 2023.

During the nine months ended September 30, 2024, a total of 12,000 RSUs vested, and shares were issued with an intrinsic value of $0.1 million, and a fair value of $0.1 million.  No RSUs vested during the three months ended September 30, 2024. No RSUs vested during the three and nine months ended September 30, 2023.

 During the nine months ended September 30, 2024, stock options to purchase an aggregate of 76,667 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. During the nine months ended September 30, 2023, stock options to purchase an aggregate of 60,000 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended September 30, 2024 and 2023.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Stock options	$7	$48	$49	$144
Restricted stock units	398	20	656	27
Total	$405	$68	$705	$171

15. Shareholders’ Equity

During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $2.9 million or $0.12 per share and $8.7 million or $0.36 per share, respectively. During the three and nine months ended September 30, 2023 the Company declared and paid dividends of $2.9 million or $0.12 per share and $9.6 million or $0.40 per share, respectively.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2024 and 2023. It also analyzes our financial condition at September 30, 2024. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2023 contained in our annual report on Form 10-K for the year ended December 31, 2023.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2024 Financial Results and Highlights

●	$10.2 million net sales
●	$30.3 million cash balance on September 30, 2024
●	4,220 gold ounces produced
●	$41.5 million working capital at September 30, 2024
●	$4.8 million mine gross profit
●	$2.7 million exploration expenditures
●	$906 total cash cost after by-product credits per gold ounce sold
●	$990 per ounce total all-in sustaining cost
●	$2.9 million dividends paid

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Ore mined
Ore (tonnes)	149,259	110,456	336,025	329,765
Gold grade (g/t)	0.66	2.04	0.62	3.07
Low-grade stockpile
Ore (tonnes)	—	—	—	2,118
Gold grade (g/t)	—	—	—	0.46
Waste (tonnes)	208,176	434,571	1,008,173	965,312
Metal production (before payable metal deductions)(1)
Gold (ozs.)	4,220	11,122	12,353	32,293
Silver (ozs.)	11,488	25,012	48,781	56,272

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended September 30, 2024 and 2023, we produced 4,220 and 11,122 ounces of gold, respectively. The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad continued to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile prior to receiving permit approval to mine deeper in the Pearl pit on September 18, 2024.

During the nine months ended September 30, 2024 and 2023, we produced 12,353 and 32,293 ounces of gold, respectively. The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad continued to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile prior to receiving permit approval to mine deeper in the Pearl pit on September 18, 2024.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Metal sold
Gold (ozs.)	4,199	11,042	12,292	32,173
Silver (ozs.)	11,380	24,694	48,052	55,638
Average metal prices realized (1)
Gold ($per oz.)	2,441	1,931	2,288	1,934
Silver ($per oz.)	29.07	23.54	26.57	23.51
Precious metal gold equivalent ounces sold
Gold Ounces	4,199	11,042	12,292	32,173
Gold Equivalent Ounces from Silver	136	301	558	676
	4,335	11,343	12,850	32,849

Total cash cost before by-product credits per gold ounce sold	$985	$600	$889	$564
Total cash cost after by-product credits per gold ounce sold	$906	$547	$785	$523
Total all-in sustaining cost per gold ounce sold	$990	$651	$929	$633

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Sales, net. For the three months ended September 30, 2024, consolidated sales, net were $10.2 million as compared to $21.3 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price.  Third quarter 2024 gold sales volumes decreased 62%, while the average realized price for gold increased 26%, from the same period in 2023.

Lower sales volumes during the three months ended September 30, 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad continued to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile prior to receiving permit approval to mine deeper in the Pearl pit on September 18, 2024.

Mine gross profit. For the three months ended September 30, 2024, we recorded $4.8 million mine gross profit compared to $11.8 million mine gross profit for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the three months ended September 30, 2024, general and administrative expenses were $1.7 million as compared to $1.3 million in the same period in 2023. The increase is primarily attributable to an increase in stock-based compensation.

Exploration expenses. For the three months ending September 30, 2024, property exploration expenses of $2.7 million as compared to $3.8 million for the same period of 2023. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in the third quarter of 2024 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the three months ending September 30, 2024, other income totaling $0.5 million did not materially change from $0.5 million in the same period in 2023.

Mining and income tax (benefit) expense. For the three months ended September 30, 2024, mining and income tax benefit was $0.1 million as compared to mining and income tax expense of $1.4 million for the same period in 2023. The decrease is the result of our lower income before income and mining taxes. See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended September 30, 2024, we recorded net income of $0.9 million as compared to $5.7 million in the corresponding period for 2023. The decrease is due to lower sales volumes during the three months ended September 30, 2024 resulting from decreased production.

Consolidated Results of Operations – Nine months Ended September 30, 2024 Compared to Nine months Ended September 30, 2023

Sales, net. For the nine months ended September 30, 2024, consolidated sales, net were $28.0 million as compared to $62.0 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. For the nine months ending September 30, 2024, gold sales volumes decreased 62% in 2024, while the average realized price for gold increased 18%, from the same period in 2023.

Lower sales volumes during the nine months ended September 30, 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad continued to be limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile prior to receiving permit approval to mine deeper in the Pearl pit on September 18, 2024.

Mine gross profit. For the nine months ended September 30, 2024, we recorded $13.8 million mine gross profit compared to $35.4 million mine gross profit for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the nine months ended September 30, 2024, general and administrative expenses were $4.2 million compared to $3.5 million for the same period in 2023. The increase is primarily attributable to an increase in stock-based compensation.

Exploration expenses. For the nine months ending September 30, 2024, property exploration expenses were $10.6 million as compared to $13.6 million for the same period of 2023. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in 2024 primarily related to the East Camp Douglas, County Line and the Isabella Pearl trend Scarlet target properties.

 Other income, net. For the nine months ending September 30, 2024, other income totaled $1.7 million as compared to $1.3 million for the same period of 2023. The change is due to an increase in unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices and an increase in interest income.

Mining and income tax (benefit) expense. For the nine months ended September 30, 2024, mining and income tax benefit was $0.1 million as compared to mining and income tax expense of $3.9 million for the same period in 2023. The decrease is the result of our lower income before income and mining taxes. See Note 5 to the Condensed Consolidated Financial Statements.

Net income. For the nine months ended September 30, 2024, we recorded a net income of $0.8 million as compared to $15.7 million in the corresponding period for 2023. The decrease is due to lower sales volumes during the nine months ended September 30, 2024 resulting from decreased production.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
Total cash cost after by-product credits	$3,806	$6,040	$9,655	$16,850
Treatment and refining charges	(22)	(48)	(164)	(185)
Depreciation and amortization	1,597	3,349	4,535	9,733
Reclamation and remediation	69	91	176	231
Total consolidated mine cost of sales	$5,450	$9,432	$14,202	$26,629

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands, except ounces sold and cost per gold ounce sold)
Total cash cost before by-product credits (1)	$4,137	$6,621	$10,932	$18,158
By-product credits (2)	(331)	(581)	(1,277)	(1,308)
Total cash cost after by-product credits	$3,806	$6,040	$9,655	$16,850
Sustaining capital expenditures	48	530	500	1,152
Sustaining exploration expenses	305	622	1,267	2,386
Total all-in sustaining cost	$4,159	$7,192	$11,422	$20,388

Gold ounces sold	4,199	11,042	12,292	32,173

Total cash cost before by-product credits per gold ounce sold	$985	$600	$889	$564
By-product credits per gold ounce sold (2)	(79)	(53)	(104)	(41)
Total cash cost after by-product credits per gold ounce sold	906	547	785	523
Other sustaining expenditures per gold ounce sold (3)	84	104	144	110
Total all-in sustaining cost per gold ounce sold	$990	$651	$929	$633
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(in thousands)		(in thousands)
By-product credits by dollar value:
Silver sales	$331	$581	$1,277	$1,308
Total sales from by-products	$331	$581	$1,277	$1,308

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
By-product credits per gold pounce sold:
Silver sales	$79	$53	$104	$41
Total by-product credits per gold ounce sold	$79	$53	$104	$41

Liquidity and Capital Resources

As of September 30, 2024, we had a cash position of $30.3 million compared to $48.7 million at December 31, 2023. The change is primarily due to decreased cash from operations, exploration spending and dividends paid.

As of September 30, 2024, we had working capital of $41.5 million compared to $67.3 million at December 31, 2023. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of September 30, 2024, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2024 was $6.4 million, compared to $22.6 million net cash provided by operating activities for nine months ended September 30, 2023. The decrease is primarily due to lower net income and changes in inventory, depreciation and amortization, income and mining taxes payable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2024 was $3.3 million compared to $6.0 million during the same period in 2023. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2024 was $8.6 million compared to $9.6 million for the same period in 2023. The decrease is primarily attributable to lower dividends due to the special dividend paid in May 2023.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, operations continued at the Isabella Pearl (“IP”) Mine open-pit and heap leach operations. Piezometer installations were completed at the Isabella Pearl Mine to monitor groundwater levels. Mapping and sampling campaigns continued to the northwest of the Isabella Pearl Mine to further understand the gold-bearing structures that are exposed on surface, and to identify optimal areas to drill along the IP mineralized structural corridor.  Analysis of final phase mining along the south rim of the pit and possible opportunities to extract the mineralized access ramp once the oxide mineralization deep is exhausted. In September 2024, we received permit approval to mine deeper in the Isabella Pearl pit.

County Line property: Permitting activities continued with regulatory authorities relating to the development of the County Line mine. A piezometer installation program was planned to test the groundwater in the vicinity of the County Line and East pits; the program is scheduled to commence in the fourth quarter of 2024. This water level information will be used to plan the optimal location and depth of an additional water well once operations start. Geochemical studies of the rock units, in and around the historic pits, continued in the third quarter to determine the neutralizing potential of the units during mining. Internal geological and resource estimation modeling on the property continued during the third quarter. This information, in addition to other supportive datasets, is being used to plan another resource drill program on the property for the modified Notice of Intent (“NOI”).

Golden Mile property: Permitting activities for development of the Golden Mile mine continued during the quarter. A land reclamation and reseeding program of disturbed U.S. Department of the Interior Bureau of Land Management (“BLM”) land on the property began in the third quarter. Once growth is established and accepted by the BLM to be reclaimed sufficiently, the BLM may release this land and allow for more drilling to be completed on the property, if required.

East Camp Douglas property: Reverse circulation drilling continued in the project’s northern White Rock Springs area. Sampling and mapping campaigns advanced in the project’s southern Lithocap area. Cultural resource and biological surveys continued in the third quarter, as these studies are the main baseline studies required to establish the existing conditions for the pending Plan of Operations application and are the primary references to evaluate potential effects of the proposed exploration activities during analysis under the National Environmental Policy Act.

Intrepid property: A NOI was submitted and approved by the BLM in the third quarter. Construction of roads into the newly approved drilling areas commenced.

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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference, is a statement of our present intention and is based on present facts and assumptions, which may change at any time and without notice, based on changes in such facts or assumptions.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of September 30, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2024.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended September 30, 2024, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2024.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer