Form 10-K/A
period 2023-12-31
Fortitude Gold Corp
filed 2024-11-12
CIK 1828377

][

‘’’’’’’’’’’

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

Documents Incorporated by Reference

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Annual Report on Form 10-K of Fortitude Gold Corporation. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2024 (the “Original Filing”).

This Amendment No.1 is being filed for the purpose of adding disclosures of the following to Item 2 of Part I: (i) revised to include the information required by Item 1304(e) of Regulation S-K by adding additional tables and information related to the annual changes in mineral resources and reserves; (ii) revised to include the information required by Item 1305 of Regulation S-K by adding additional disclosures regarding our internal controls over exploration and mineral resource and reserve estimation; (iii) revised to include information required by Items 103(b) and 601(b) of Regulation S-K by adding a table of the summary of the Isabella Pearl mineral resources at December 31, 2022 that are exclusive of mineral reserves.

In addition, Item 2 of Part I of Form 10-K has been amended: (i) to update the table of our estimate of Mineral Resources as of December 31, 2023 to correct formula inconsistencies and add Note 9 to state that “Mineral resources reported are exclusive of mineral reserves” which was inadvertently omitted from the Original Filing; (ii) to update the table of our estimate of Mineral Resources as of December 31, 2022 to correct formula inconsistencies; (iii) to update the summary of the Isabella Pearl mineral resources table at end of fiscal year ended December 31, 2023 to correct formula inconsistencies and correct the accompanying Note 5 to state that “Mineral resources reported are exclusive of mineral reserves.”

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

Other than as shown in this Form 10-K/A with respect to the information contained herein with respect to Item 2 of Part I, this Amendment No.1 does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, we have not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, Amendment No. 1 should be read in conjunction with our Original Filing. Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Filing.

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

As of December 31, 2023, our estimate of Mineral Resources was:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Property Oxide	—	—	2,700	0.70 / 119,700	2,700	0.70 / 119,700	2,600	0.84 / 96,700
Isabella Pearl Property Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77 / 148,400	14,100	2.23 / 196,800	36,800	3.32 / 345,200	4,200	1.22 / 111,000
County Line Property Oxide	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
County Line Property Oxide Total	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
Golden Mile Property Oxide	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
Golden Mile Property Oxide Total	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
SULFIDE TOTAL	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
OXIDE TOTAL	19,500	1.04 / 579,500	99,100	1.06 / 2,902,700	118,600	1.06 / 3,482,200	99,300	1.06 / 2,934,700

Notes to the 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.33 g/t for oxide mineral resources at a gold price of $1,750 per Troy ounce.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.	Mineral Resources do not have demonstrated economic viability.
8.	Totals may not sum exactly due to rounding.
9.	Mineral resources reported are exclusive of mineral reserves.

For comparison, at December 31, 2022, our estimate of Mineral Resources was:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Property Oxide	8,200	2.31 / 110,300	3,400	0.68 / 154,900	11,600	1.36 / 265,200	4,600	1.38 / 103,700
Isabella Pearl Property Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
Total Pearl Property Oxide & Sulfide	30,900	3.72 / 258,700	14,800	1.98 / 232,000	45,700	2.90 / 490,700	6,200	1.63 / 118,000
County Line Property Oxide	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
County Line Property Oxide Total	19,500	1.04 / 579,500	17,900	0.90 / 623,000	37,400	0.97 / 1,202,500	12,200	0.87 / 438,000
Golden Mile Property Oxide	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
Golden Mile Property Oxide Total	—	—	78,500	1.13 / 2,160,000	78,500	1.13 / 2,160,000	84,500	1.10 / 2,400,000
SULFIDE TOTAL	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
OXIDE TOTAL	27,700	1.24 / 689,800	99,800	1.06 / 2,937,900	127,500	1.09 / 3,627,700	101,300	1.08 / 2,941,700

Notes to the 2022 Mineral Resources:

1.	Metal prices used for Mineral resources were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	Reported at cutoffs of 0.33 g/t Au for Isabella Pearl Mine Oxide, 2.0 g/t Au for Isabella Pearl Mine Sulfide, 0.34 g/t Au for Golden Mile Property Oxide and 0.33 g/t Au for County Line Property Oxide.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	Mineral resources reported are exclusive of mineral reserves.

The table below shows the total resource changes from fiscal year ended December 31, 2022 to fiscal year ended December 31, 2023 in terms of absolute change as well as percentage change.

	Measured + indicated		Inferred mineral
	mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
SULFIDE
2023 Sulfide Total	34,100	4.71 / 225,500	1,600	3.40 / 14,300
2022 Sulfide Total	34,100	4.71 / 225,500	1,600	3.40 / 14,300
2023 to 2022 Total Sulfide Change	-	-	-	-
2023 to 2022 Percentage Sulfide Change	0%		0%
OXIDE
2023 Oxide Total	118,600	1.06 / 3,482,200	99,300	1.06 / 2,934,700
2022 Oxide Total	127,500	1.09 / 3,627,700	101,300	1.08 / 2,941,700
2023 to 2022 Total Oxide Change	(8,900)	(0.03) / (145,500)	(2,000)	(0.02) / (7,000)
2023 to 2022 Percentage Oxide Change	(7)%		(2)%

The depletion of resources for the year ended December 31, 2023 when compared to the year ended December 31, 2022 is due to mining activities in 2023 at our Isabella Pearl Mine. Additionally, the gold price used in the 2022 Isabella Pearl resource calculations was $1,750 as compared to $1,900 in 2023. This is due to an increase in average gold prices in 2023. Due to the increase in gold prices, recoverable gold cutoff decreased from 0.33 g/t in 2022 to 0.30 g/t in 2023.  There were no changes to mining methods or processing techniques in 2023. No additional resources were reported in 2023 due to exploration.

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

The summary of the Isabella Pearl mineral resources at end of the fiscal year ended December 31, 2023 is shown in the table below:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
Oxide (Deep)	—	—	—	—	—	—	1,200	1.99 / 18,600
Oxide (Silica Knob)	—	—	1,300	0.69 / 57,000	1,300	0.69 / 57,000	1,400	0.57 / 77,100
Oxide (Scarlet South)	—	—	1,400	0.71 / 62,700	1,400	0.71 / 62,700	—	0.52 / 1,000
Total Isabella Pearl Oxide	—	—	2,700	0.70 / 119,700	2,700	0.70 / 119,700	2,600	0.84 / 96,700
Total Isabella Pearl Oxide & Sulfide	22,700	4.77 / 148,400	14,100	2.23 / 196,800	36,800	3.32 / 345,200	4,200	1.22 / 111,000

Notes to the Isabella Pearl 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne
7.	“oz” = Troy ounce (31.1035 grams)

For comparison, at December 31, 2022, the summary of the Isabella Pearl mineral resources was:

	Measured mineral		Indicated mineral		Measured + indicated		Inferred mineral
	resources		resources		mineral resources		resources
Description	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes	Au Ounces	Au (g/t) / Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77 / 148,400	11,400	4.60 / 77,100	34,100	4.71 / 225,500	1,600	3.40 / 14,300
Oxide (Civit Cat)	—	—	—	—	—	—	1,200	0.60 / 61,700
Oxide (Pearl Phase 2)	—	—	—	—	—	—	3,100	3.40 / 28,400
Oxide (Deep)	8,200	2.31 / 110,300	750	1.30 / 17,900	8,950	2.17 / 128,200	200	0.99 / 6,300
Oxide (Silica Knob)	—	—	1,450	0.57 / 79,000	1,450	0.57 / 79,000	100	0.49 / 6,400
Oxide (Scarlet South)	—	—	1,200	0.64 / 58,000	1,200	0.64 / 58,000	—	0.00 / 900
Total Isabella Pearl Oxide	8,200	2.31 / 110,300	3,400	0.68 / 154,900	11,600	1.36/ 265,200	4,600	1.38 / 103,700
Total Isabella Pearl Oxide & Sulfide	30,900	3.72 / 258,700	14,800	1.98 / 232,000	45,700	2.90 / 490,700	6,200	1.63 / 118,000

Notes to the Isabella Pearl 2022 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.33 g/t for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,750 per Troy ounce.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne
7.	“oz” = Troy ounce (31.1035 grams)

The summary of the Isabella Pearl mineral reserves at end of the fiscal year ended December 31, 2023 is shown in the table below.

	Au	Au (g/t)	Cut-off	Metallurgical
Description	Ounces	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—
Probable Mineral Reserve	4,735	0.84 / 175,124	0.3	81
Proven and Probable Mineral Reserve Total	4,735	0.84 / 175,124	0.3	81
High-grade stockpile	—	—	—	—
Low-Grade Stockpile	4,864	0.52 / 292,842	0.3	81
Isabella Pearl Mine Total	9,599	0.65 / 467,966	0.3	81

Notes to the 2023 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated gold mineralization.
2.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral reserve estimates, and a gold cut-off of 2.00 g/t for sulfide mineral reserve estimates at a gold price of $1,900 per Troy ounce.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2023 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	A bulk density of 2.44 lbs/ft was used for waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
7.	“g/t” = gram/metric tonne
8.	“oz” = Troy ounce (31.1035 grams)
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2022, our estimate of the Isabella Pearl mineral reserves was:

	Au	Au (g/t)	Cut-off	Metallurgical
Description	Ounces	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	35,200	4.38/ 250,400	0.33	81
Probable Mineral Reserve	9,800	1.77 / 171,500	0.33	81
Proven and Probable Mineral Reserve Total	45,000	3.32 / 421,900	0.33	81
High-grade stockpile	7,300	3.46/ 65,300	0.33	81
Low-Grade Stockpile	7,100	0.52 / 426,500	0.33	81
Isabella Pearl Mine Total	59,400	2.02 / 913,700	0.33	81

Notes to the 2022 P&P reserves:

1.	Metal prices used for P&P reserves were $1,750 per ounce of gold and $21.00 per ounce of silver. These prices reflect the consensus 2023-2024 average prices for gold and silver (CIBC Global Mining Group, Analyst Consensus Commodity Price Forecasts, January 3, 2023).
2.	Gold equivalent is 83.33:1 determined by taking gold ounces produced or sold, plus silver ounces produced or sold converted to gold equivalent ounces using the gold to silver average price ratio for the period.
3.	For the Isabella Pearl Mine, the quantities of material within the designed pits were calculated using a cutoff grade of 0.33 Au g/t.
4.	Mining, processing, energy, administrative and smelting/refining costs were based on 2022 actual costs for the Isabella Pearl Mine.
5.	Metallurgical gold recovery assumptions used for the Isabella Pearl Mine were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
6.	Isabella Pearl P&P reserves are diluted and factored for expected mining recovery.
7.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

The annual gold production of the Isabella Pearl mine for the year ending December 31, 2023, was 37,996 ounces. The annual gold production for the year ending December 31, 2022, was 41,231 ounces.

The table below shows the total reserve changes from fiscal year ended December 31, 2022 to fiscal year ended December 31, 2023 in terms of absolute change as well as percentage change.

	Au	Au (g/t)	Cut-off	Metallurgical
Description	Ounces	Tonnes	Grade	Recovery %
Oxide Proven & Probable Reserves
2023 Oxide Proven & Probable Mineral Reserves	4,735	0.84 / 175,124	0.30	81
2022 Oxide Proven & Probable Mineral Reserves	45,000	3.32 / 421,900	0.33	81
2023 to 2022 Proven & Probable Mineral Reserves Change	(40,265)	(2.48) / (246,776)	(0.03)	—
2023 to 2022 Percentage Proven & Probable Mineral Reserves Change	(89)%
Oxide Stockpile
2023 Oxide stockpile	4,864	0.52 / 292,842	0.30	81
2022 Oxide stockpile	14,400	0.91 / 491,800	0.33	81
2023 to 2022 Oxide Stockpile Change	(9,536)	(0.39) / (198,958)	(0.03)	—
2023 to 2022 Percentage Oxide Stockpile Change	(66)%

The depletion of reserves for the year ended December 31, 2023 when compared to the year ended December 31, 2022 is due to mining activities in 2023 at our Isabella Pearl Mine. Additionally, the gold price used in the 2022 Isabella Pearl reserve calculations was $1,750 as compared to $1,900 in 2023. This is due to an increase in average gold prices in 2023. Due to the increase in gold prices, recoverable gold cutoff decreased from 0.33 g/t in 2022 to 0.30 g/t in 2023.  There were no changes to mining methods or processing techniques in 2023. No additional reserves were reported in 2023 due to exploration.

Internal Controls - Exploration and Mineral Resource and Reserve Estimation

Sample Security Procedures

Company management directly oversees the daily activities involved in sample collection, maintaining security of the samples, and transport of the samples to the designated certified independent laboratory. Shipping manifests and chain-of-custody forms that accompany the shipment are subsequently signed by the receiver once the samples arrive at the assigned laboratory. All materials are returned to the exploration office and are catalogued and stored in a long-term pulp storage facility at the exploration office as a permanent record. Reject material is stored by sample sequences and projects in supersacks in the exploration yard for years. Records of sample locations and laboratory batch numbers are included in the company’s database.

Verification of Analytical Procedures and Results

Certified Reference Materials (“CRMs”) and blanks were inserted regularly into the sample batches as part of an ongoing QA/QC program. Duplicate samples are also collected in the field to test sample reproducibility. Subsets of additional samples are sent to other independent certified laboratories to assess analytical reproducibility.  Company personnel complete reviews of the standard and blank results from the laboratory to determine if the analytical range is acceptable. If variation is identified that is deemed to be outside of the acceptable range, the laboratory is contacted, and retesting is completed. These data assessments are completed prior to and following upload of the data to the company’s acQuire database. Laboratory site visits are completed by company personnel to the independent commercial laboratories to assess cleanliness and alignment with sample preparation and handling procedures.

Mineral resource and reserve estimation efforts

To ensure accuracy, drill hole records were checked for errata such as duplicate sample numbers, duplicate sample interval depths, overlapping intervals, inconsistencies between collar elevations and topography, and outliers in the assay database. Original assay certificates were also compared to digital assay records, and drill chip log descriptions were compared to the modeler’s observations of drill hole chip samples. Mineral resource and reserve estimations are a collaborative effort between the company resource modeler and an external professional independent modeler. Models are always reviewed in stages, which include internal and external critique of the geological model, alignment on the search distances and additional modeling parameters, as well as cut-off grades. Resource and reserve estimations are finalized and signed off by an independent Qualified Person.

Comprehensive risks inherent in the resource estimations

Relevant factors which may affect the estimation of Mineral Resources include changes to the geological, geotechnical and geometallurgical models, infill drilling to convert material to a higher classification, drilling to test for extensions to known Mineral Resources, collection of additional bulk density data; and significant changes to commodity prices.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.1	Separation Agreement (1)
10.3	Reserved
10.4	Contract Mining Agreement (1)
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.8	Employment Agreement with John A. Labate (2)
14	Code of Ethics (1)
19†	Insider Trading Policies and Procedures
21	Subsidiaries (3)
23.1*	Consent of Haynie and Company, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95†	Mine Safety Disclosures
96.1	Technical Report Summary of the Isabella Pearl Mine (4)
96.2	Consent of Fred H. Brown with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.3	Consent of J. Ricardo Garcia with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.4	Consent of Barry D. Devlin with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.5	Consent of Joy L. Lester with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.6	Consent of Ralston Pedersen with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.7	Amended Initial Assessment Technical Report Summary for the Golden Mile Property (3)
96.8	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.9	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.10	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.11	Technical Report Summary of the County Line Mine Property (4)
96.12	Consent of Derek Loveday with respect to Technical Report Summary of the County Line Property (4)
96.13	Consent of W. Allan Turner with respect to Technical Report Summary of the County Line Property (4)
96.14	Consent of Joy L. Lester with respect to Technical Report Summary of the County Line Property (4)
96.15	Consent of Barry Devlin with respect to Technical Report Summary of the County Line Property (4)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

(3) Incorporated by reference to the same exhibit filed with the Company’s 10-K/A dated December 15, 2022 (File No. 333-249533)

(4) Incorporated by reference to the same exhibit filed with the Company’s 10-K dated February 28, 2023 (File No. 333-249533)

*Filed with this Annual Report on Form 10-K/A.

† Previously filed with the Form 10-K on February 27, 2024

The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K/A and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2024.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

Signature	Title

/s/ Jason D. Reid	Chief Executive Officer, President and Director
Jason D. Reid	(Principal Executive Officer)

/s/ Janet H.N. Turner	Chief Financial Officer
Janet H.N. Turner	(Principal Financial and Accounting Officer)

/s/ Bill M. Conrad	Chairman of the Board of Directors
Bill M. Conrad

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The Company sent a Proxy Statement to its shareholders for the Annual Meeting of Stockholders held on May, 22 2024.