Form 10-K
period 2024-12-31
Fortitude Gold Corp
filed 2025-02-25
CIK 1828377

][

‘’’’’’’’’’’

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-249533

FORTITUDE GOLD CORPORATION

(Exact name of registrant as specified in its charter)

Colorado	85-2602691
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

723 S. Cascade Avenue, Colorado Springs, CO	80903
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (719) 717-9825

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
N/A	N/A	N/A

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $100,049,078. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of February 24, 2025, was 24,173,209.

Documents Incorporated by Reference

None.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. If you are risk-averse, you should NOT buy shares in Fortitude Gold Corporation.  Unexpected events happen and are likely to change forecasts and targets. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Permit timing due to the Bureau of Land Management (“BLM”) permit backlog caused by the Biden / Harris administration
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Global pandemics and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Commodity price fluctuations
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

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

We own 100% of eight properties in Nevada, totaling 2,408 claims, which include 2,334 unpatented lode and placer mineral claims, and 74 mill site claims covering approximately 43,954 acres (17,788 ha), subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented claims without payments of production royalties to the U.S. government, subject to the surface management regulations of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented claims. In 2024, we paid approximately $511,000 in annual claim maintenance fees to various counties and the BLM.

In addition to the unpatented claims, we also hold 23 patented claims (22 owned and 1 leased) covering approximately 180 acres and an additional 202.5 acres of fee lands.  Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2025.

All our properties are in Nevada, seven are in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production and one in west-central Nevada. Activities at our properties in Nevada range from exploration at Intrepid, Dauntless and Ripper, mineral delineation at Mina Gold and East Camp Douglas, resource definition, engineering and permitting at County Line and Golden Mile, to production at Isabella Pearl. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, Goldfield, and Rochester districts.

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

Environmental Matters

We conduct our operations while protecting the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2024, $9.9 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

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

In connection with mining, milling and exploration activities, we are subject to United States federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The departments responsible for the environmental regulation include the United States Environmental Protection Agency (“EPA”), the Nevada Department of Environmental Protection (“NDEP”), the Bureau of Land Management (“BLM”) and the Nevada Department of Wildlife (“NDOW”). Any of these and other regulators have broad authority to shut down and/or levy fines against facilities that do not comply with their environmental and operational regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

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

Customers

For both the years ended December 31, 2024 and 2023, one customer accounted for 99% and 98%, respectively, of our revenue from our Isabella Pearl mine. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 60 full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to our affairs.

We contract for the services of approximately 15 individuals employed by third parties in Nevada and also use various independent contractors for environmental permitting, mining, surface exploration drilling and trucking.

We believe we have good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our Equity Incentive Plan are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. Competition to identify, hire and retain employees from the small pool of industry experienced professionals is and will continue to be a challenge.

Office Facilities

Our executive and administrative headquarters are located at 723 S. Cascade Ave, Colorado Springs, Colorado 80903.

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

During 2024, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $1,985 per ounce to a high of $2,778 per ounce while the price of silver fluctuated from a low of $22.09 per ounce to a high of $34.51 per ounce. As of February 24, 2025, gold and silver prices were $2,932 per ounce and $32.51 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2020	2021	2022	2023	2024
Gold:
High	$2,067	$1,943	$2,039	$2,078	$2,778
Low	$1,474	$1,684	$1,629	$1,811	$1,985
Average	$1,770	$1,799	$1,800	$1,941	$2,386
Silver:
High	$28.89	$29.58	$26.18	$26.03	$34.51
Low	$12.01	$21.52	$17.77	$20.09	$22.09
Average	$20.55	$25.04	$21.71	$23.35	$28.26

We may not continue to be profitable. During the fiscal year ended December 31, 2024, we reported a net loss of $2.0 million. Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

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

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2024, we recorded a valuation allowance of $3.8 million for our net deferred tax assets.

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

As a result of these uncertainties, our exploration programs, any acquisitions which we may pursue, and the timing of permit approval may not result in the expansion or replacement of our current production with new ore reserves or operations, which could have a material adverse effect on our business, results of operations and financial position and the price of our common stock.

Estimates of proven and probable reserves are uncertain and the volume and grade of ore recovered may vary from our estimates. There has been no material change to our proven and probable reserves from December 31, 2022 to December 31, 2024, other than the changes from mining in 2023 and 2024. Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

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

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We continue the processing of ore from the Isabella Pearl mine, based on estimates from our 2022 Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of gold and silver will be less than anticipated if the mined material’s ultimate metallurgic recovery of the run of mine (ROM) ore or crushed ore are different than lab results and estimates, or if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies, and reports. If revenue from sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected. Our inability to realize production based on quarterly or annual projections may also adversely affect the price of our common stock. Our ability to secure additional mine permits may also affect operations and the price of our common stock.

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

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the Federal Administration. We cannot provide any assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations, or permit delays, could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees, permit timing or financial assurance requirements.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, our stock prices could decline due to the impact of numerous factors, including:

●	Changes in the worldwide price for gold and/or silver;
●	The permit backlog’s impact on mining and mine development caused by the Biden administration;
●	Government freezes on issuing resource permits;
●	Political and regulatory risk;
●	Untimely permit issuances;
●	Adverse results from our exploration, development, or production efforts;
●	Producing at rates lower than those targeted;
●	Weather conditions, including earthquakes or unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;

●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Decrease or elimination of our shareholder dividend;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of February 24, 2025, there were 24,173,209 outstanding shares of common stock, 172,000 options issued and outstanding, no outstanding shares of preferred stock and no outstanding warrants. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

We may issue shares of preferred stock that would have a liquidation preference to our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue these shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of February 24, 2025, there was no preferred stock outstanding.

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

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over our third-party IT consultants, monitoring systems and employee engagement. The management team is responsible for reporting any cybersecurity risks identified by our third-party IT consultants to our board of directors.

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

Item 2. Properties

Properties Overview

We own eight properties in Nevada. These properties are assessed relative to three categories: Production stage, Development stage, and Exploration stage. By this classification, the Isabella Pearl Mine is a Production stage property as it is an active mining operation, while the Company’s other properties, which include County Line, Golden Mile, East Camp Douglas, Mina Gold, Dauntless, Intrepid, and Ripper, are Exploration stage. We consider Isabella Pearl, County Line, and Golden Mile to be material properties under the Securities and Exchange Commission’s Regulation SK-1300 (“SK-1300”) due to Isabella Pearl having mineral reserves and being our only operating property, and County Line and Golden Mile being in the mineral resource definition, engineering, and permitting phase. Our other properties are not considered material due to their earlier stages of exploration. As of the date of this report, we do not have Development stage properties.

Cumulatively, the properties we own encompass 2,408 claims, which include 2,334 unpatented lode and placer mining claims, and 74 mill site claims, covering approximately 43,954 acres (17,788 ha). An unpatented mining claim is a particular parcel of Federal land that is managed by the Bureau of Land Management (“BLM”) and conforms to the Mining Law of 1872, in which the owner (locator) has the right to explore, develop, and extract minerals. Unpatented mining claims are subject to yearly claim maintenance fees. In 2024, we paid approximately $511,000 in annual claims maintenance fees to various counties and the BLM.

We also own 22 patented mining claims and lease an additional patented mining claim. A patented mining claim is one for which the Federal Government has passed its title to the claimant, giving the claimant exclusive title to the locatable minerals and, in most cases, the surface and all resources. The patented mining claims that we own cover approximately 180 acres. In addition, we own 202.5 acres of fee lands in Mineral County, Nevada. Patented claims and fee lands, unlike unpatented claims, pass title to the holder. The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located. Annual property taxes on our patented claims and fee lands have been paid through June 30, 2025.

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

The map below shows the location of the eight properties in Nevada. The Isabella Pearl, Golden Mile, East Camp Douglas, Mina Gold, and Intrepid properties are all wholly located in Mineral County. County Line straddles Mineral and Nye counties, while Dauntless is in Esmeralda County and Ripper straddles Pershing and Churchill counties.

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

Development stage property: A property that has mineral reserves disclosed, but no material extraction.

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

Mineral resource: A concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, considering relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.

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

Qualified Person: A Geoscientist or Engineer with a university degree related to mineral exploration, mineral development, or mining, is in good standing with a professional organization recognized by law and has at least 5 years of experience in the mineral industry that is related to their professional degree or area of practice & has relevant experience related to the subject matter of the mineral project.

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
Mineral County
38°
Dauntless
ExpertGPS Basemap: © mapbox, © OpenStreetMap contributors
MN
12°14'
5 0 5 10 15 20 25 30 35 40 45 mi
Scale: 1 : 530,000

Isabella Pearl

The Isabella Pearl property is in the Santa Fe mining district in Mineral County, Nevada, at Latitude 38.60° North and Longitude 118.18° West (UTM 397,665 E, 4,273,011 N, Zone 11), and is 6 mi (10 km) north of the town of Luning via Nevada State Route 361. The property includes the Isabella Pearl mine, an open pit-style operation that is actively being operated and therefore classified as a Production stage property. The Isabella Pearl mine is 100% owned by us, through our subsidiary Walker Lake Minerals Corp., and is subject to a 2.75% net smelter return royalty. The property includes 601 unpatented claims that cover approximately 10,434 acres (4,222 ha). Facilities at the Isabella Pearl mine include office and laboratory buildings, heap leach pad, pregnant and barren solution ponds, water wells, an ADR processing facility, and a crushing facility. The gold-bearing deposits that are associated with the Isabella Pearl mine are classified as high-sulfidation epithermal. A minor modification permit application was approved in 2024, providing authorization to mine deeper in the Pearl pit, as drilling completed in 2023 and 2024 identified the potential for additional oxide and transitional ore with depth. The annual gold production from the Isabella Pearl mine for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, was 16,472, 37,996 and 41,231 ounces, respectively.

County Line

The County Line property is in the Fairplay mining district and straddles Mineral and Nye counties, Nevada, at Latitude 38.759° North and Longitude 118.016° West (UTM 411,724 E, 4,290,523 N, Zone 11). The County Line property is located approximately 23 mi (37 km) to the northeast of the town of Luning, Nevada via Nevada State Route 361. The property includes the historic County Line and East Zone (aka Porphyry) mines, both of which were mined through open pit-style operations. Neither of these mines are currently in production and therefore the property is classified as Exploration stage. There are no facilities on the property. The property includes 127 unpatented lode mineral claims and 6 unpatented placer mineral claims and encompasses 2,623 acres (1,062 ha). The County Line property is 100% owned by us and holds 127 unpatented lode mineral claims under the subsidiary County Line Minerals Corp., while the 6 placer claims are held by the subsidiary County Line Holdings, Inc. The County Line property is subject to a 3% net smelter return royalty. The gold-bearing mineralization that is associated with the County Line property is classified as high-sulfidation epithermal style. Additional studies were undertaken in 2024 that included a piezometer installation and subsequent hydrogeological interpretation of the ground water elevation and flow rates and a material characterization and handling program to deal with waste material during the mining process. These studies are required to support application of the Water Pollution Control Permit and are being incorporated into the Modified Plan of Operation, both of which were submitted to the agencies for review in 2025.

Golden Mile

The Golden Mile property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.51° North and Longitude 117.77° West (UTM 433,190 E, 4,262,848 N, Zone 11). Access to the property from the town of Mina is by dirt road approximately 29 mi (47 km) to the northeast. With exception of some historic small-scale mining operations, the property has undergone no development, and therefore is classified as an Exploration stage property. There are no facilities on the property. We own 100% of the Golden Mile property through our subsidiary Golden Mile Minerals Corp. The property is subject to a 3% net smelter return royalty. The property encompasses 12,036 acres (4,871 ha) and includes 607 unpatented lode mineral claims, 74 unpatented mill site claims and 5 patented claims, of which four are owned and one is leased.

Gold mineralization at the Golden Mile property is associated with intrusion related skarn-style replacement and structurally controlled stockwork zones. No permitting was advanced in 2024.

Mina Gold

The Mina Gold property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.56° North and Longitude 117.88° West (UTM 423,020 E, 4,267,767 N, Zone 11). The property is located approximately 16 mi (25 km) east of the town of Luning and is accessed by traveling east on Highway 361, then south on Finger Rock Road, and finally, on gravel roads. Except for historic small-scale mining, the property has undergone no development and therefore is classified as an Exploration stage property. We own 100% interest in the Mina Gold property. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property includes 107 unpatented lode mineral claims and 5 patented mining claims and covers 1,476 acres (597 ha). Gold mineralization at the property is hosted by epithermal-style silica veins that are bound in fault zones. No exploration work was completed in 2024.

East Camp Douglas

East Camp Douglas property is in the Silver Star mining district in Mineral County, Nevada, at Latitude 38.33° North and Longitude 118.17° West (UTM 397,616 E, 4,242,931 N, Zone 11). The property is located approximately 6 mi (10 km) southwest of the town of Mina and is accessed by gravel roads. With exception of some historic mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the East Camp Douglas property. The property is subject to a net smelter return royalty ranging from 1% to 3%. The property covers 6,078 acres (2,460 ha) consisting of 293 unpatented lode mineral claims, 24 unpatented placer claims, 16 patented mining claims, and fee lands. Low-sulfidation gold-bearing mineralization is observed in the southern portion of East Camp Douglas, while the northern portion of the East Camp Douglas area contains high-sulfidation style gold-bearing mineralization. Exploration work completed in 2024 included detailed mapping and sampling in the area known as the Lithocap, which is in the south portion of the property. There were 511 surface rock samples, which included grab and trench, collected during this sampling campaign. Drilling in 2024 was in both the south (Lithocap area) and in the north Hidden Gem and White Rock Spring areas (generally known as the North Veins area). There were 211 reverse circulation (“RC”) holes drilled on the East Camp Douglas property in 2024, that totaled 69,685 ft (21,240 m). In total, 13,937 RC samples (all of which were five-foot lengths) were collected from this drilling campaign. Also, 9 sonic holes, which totaled 655 ft, were drilled for metallurgical testing; samples were up to 5 ft in length. Exploration was conducted in 2024 under two authorized Notice of Intent (“NOI”) permits, which are the Lithocap NOI and the Hidden Gem NOI. Additionally, biological and cultural baseline studies were completed in 2024; these studies are required for the Exploration Plan of Operation and the associated National Environmental Policy Act (“NEPA”) review.

Intrepid

The Intrepid property is directly to the north of the Silver Star mining district in Mineral County, Nevada, at Latitude 38.40° North and Longitude 118.16° West (UTM 398,661 E, 4,250,832 N, Zone 11). The property is located approximately 6 mi (10 km) by road to the west northwest of the town of Mina and is accessed by Highway 95. With exception of some historic small-scale mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the Intrepid property. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property covers 4,260 acres (1,724 ha) consisting of 213 unpatented lode mineral claims. Gold mineralization at the property is hosted by silicified volcanics and sediments. Exploration work completed in 2024 included mapping and sampling campaigns were undertaken on the western and eastern portions of the property. Drilling was conducted in the eastern portion of the property in 2024 under an authorized NOI. Fifty RC holes were drilled on the Intrepid property in 2024 that totaled 19,175 ft (5,845 m); all samples were five-foot lengths.

Dauntless

The Dauntless property is in the Weepah mining district and is in Esmeralda County, Nevada, 20 miles (32 km) southwest of the town of Tonopah, and 12 miles (20 km) north of the town of Silver Peak and is accessed via Highway 265 and gravel roads. The center of the property is at Latitude N 37.93° North and Longitude 117.56° West (UTM 450,500 E, 4,197,950 N, Zone 11). The Dauntless property is divided into two sections, the main Dauntless property and a southern portion. The total claim package includes 275 unpatented lode claims, 8 unpatented placer claims, and 1 patented claim; the claim package encompasses 5,647 acres (2,285 ha). We own 100% interest in the Dauntless property, subject to a net smelter return royalty of 3%. Drilling campaigns completed by previous owners identified two gold-bearing, target zones. The primary target was the historic Weepah Gold Vein that is downdip and along strike with drill intercepts of 20 feet (6.1m) grading 0.190 opt Au (6.51 g/t), 770 feet downdip, from the bottom of the pit and 15-foot (4.6m) of 0.101 opt Au (3.47g/t), 2,400 feet south, along strike. A second zone named the “Weepah East” is a silicified Precambrian limestone that is exposed in small outcrops through thin gravels on the north edge of an alluvial basin. Exploration drilling in 2024 was completed on the patented claim that covers the northern portion of the historic Weepah open pit. Twenty-five RC holes were drilled that totaled 8,690 ft (2,731 m). During the drill campaign, 1,792 RC samples were collected (all of which were five-foot lengths). No permitting was advanced in 2024.

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
Churchill County
Dixie Valley Rd
Star Peak
2 0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 mi
Scale: 1 : 250000.
MN
12°41'

The Ripper property is located approximately 25 mi (40 km) southeast from the town of Lovelock and is accessed via Highway 396 and dirt roads. The property has undergone no development and therefore is classified as an Exploration stage property.  We own 100% interest in the Ripper property, which is subject to a 3% net smelter return royalty. The property consists of 72 unpatented lode mineral claims covering 1,400 acres (567 ha). The property is dominated by carbonates, locally as debris flows, collapse breccias, tectonic breccias. Gold is commonly hosted in carbonate units that underwent decalcification and silicification, subsequently forming jasperoids that, in some areas, are cut by epithermal style veins. The Company completed detailed geological mapping and sampling in 2022 that resulted in development of a drill program plan. No exploration work was completed in 2024. Environmental baseline studies to support a future NOI were initiated in 2023 and completed in 2024.

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

As of December 31, 2024, our estimate of Mineral Resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Property Oxide	—	—	—	2,700	0.70	119,700	2,700	0.7	119,700	1,400	0.56	78,100
Isabella Pearl Property Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.01	92,400
County Line Property Oxide	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
County Line Property Oxide Total	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
Golden Mile Property Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
SULFIDE TOTAL	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
OXIDE TOTAL	19,500	1.04	579,500	99,100	1.06	2,902,700	118,600	1.06	3,482,200	98,100	1.05	2,916,100

Notes to the 2024 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.33 g/t for oxide mineral resources at a gold price of $1,750 per Troy ounce.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.	Mineral Resources do not have demonstrated economic viability.
8.	Totals may not sum exactly due to rounding.

9.	Mineral resources reported are exclusive of mineral reserves.

For comparison, at December 31, 2023, our estimate of Mineral Resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Property Oxide	—	—	—	2,700	0.70	119,700	2,700	0.7	119,700	2,600	0.84	96,700
Isabella Pearl Property Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	4,200	1.22	111,000
County Line Property Oxide	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
County Line Property Oxide Total	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
Golden Mile Property Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
SULFIDE TOTAL	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
OXIDE TOTAL	19,500	1.04	579,500	99,100	1.06	2,902,700	118,600	1.06	3,482,200	99,300	1.06	2,934,700

Notes to the 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.30 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.33 g/t for oxide mineral resources at a gold price of $1,750 per Troy ounce.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.	Mineral Resources do not have demonstrated economic viability.
8.	Totals may not sum exactly due to rounding.
9.	Mineral resources reported are exclusive of mineral reserves.

The table below shows the total resource changes from fiscal year ended December 31, 2023 to fiscal year ended December 31, 2024 in terms of absolute change as well as percentage change.

	Measured + indicated			Inferred mineral
	mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
SULFIDE
2024 Sulfide Total	34,100	4.71	225,500	1,600	3.40	14,300
2023 Sulfide Total	34,100	4.71	225,500	1,600	3.40	14,300
2024 to 2023 Total Sulfide Change	—	—	—	—	—	—
2024 to 2023 Percentage Sulfide Change	0%			0%
OXIDE
2024 Oxide Total	118,600	1.06	3,482,200	98,100	1.05	2,916,100
2023 Oxide Total	118,600	1.06	3,482,200	99,300	1.06	2,934,700
2024 to 2023 Total Oxide Change	—	—	—	(1,200)	(0.01)	(18,600)
2024 to 2023 Percentage Oxide Change	0%			(1)%

The depletion of resources for the year ended December 31, 2024 when compared to the year ended December 31, 2023 is due to mining activities in 2024 at our Isabella Pearl Mine. There were no changes to mining methods or processing techniques in 2024. No additional resources were reported in 2024 due to exploration.

Operating Property

Isabella Pearl

The Isabella Pearl Mine is our operating property and is classified as Production stage.

History: The Isabella Pearl mine is in the Santa Fe Mining District. Although the district was discovered in the late 19th century, no work on the Isabella Pearl mine area was done until the 1930’s when the Gilbert brothers completed a 400 ft (120 m) drift at the Isabella deposit. The brothers encountered up to one ounce of gold per ton in spots, but no economic material was produced. Modern exploration and development of the general area around the Isabella Pearl mine began in the early 1970’s by various companies. The Isabella mine was held by B. Narkaus until 1978 and was subsequently leased by Joe Morris the same year. Mr. Morris and three partners re-located some of the Isabella claims and subsequently leased them to the Combined Metals Reduction Company (“Combined Metals”). From 1987 through 1990, Combined Metals drilled the Isabella Pearl mine area during its joint venture with Homestake Mining Company. A total of 73,587 ft (22,427 m) of RC and diamond core drilling had been performed at the Isabella Pearl property prior to acquisition by Fortitude Gold Corp.

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

Operations and Facilities: We were granted a positive Record of Decision from the BLM on the Environmental Assessment for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction was initiated in 2018 and completed in 2019 and included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. Additionally, in 2018, we began installation of the Adsorption, Desorption and Recovery (ADR) processing facility, installed our crushing facility, and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of approximately 1 g/t gold. Power is supplied by two diesel-powered electric generators, as well as a third for emergency back-up. Fuel for the generators is stored in two above-ground tanks on graded areas with HDPE-lined floors and berms for secondary containment to provide emergency capture of 110-percent of the largest fuel tank/vessel volume. Industrial water is now supplied from three production water wells. We achieved first gold production approximately 10 months after breaking ground on the project. During 2020 overburden removal reached the first benches in the high-grade Pearl portion of the deposit. In 2022, 2023, and 2024 mining focused more on the Pearl zone and late 2023, the Civit Cat zone. A permit was submitted in 2023 to mine the higher-grade transitional gold ore below the initial permitted pit bottom. Mining in 2024 focused on the Civit Cat Zone and Pearl Deep zones.

Permitting and Compliance: In 2024, we received authorization for a minor permit modification granting us authorization to mine the higher-grade transitional gold ore below the initial permitted pit bottom in the Pearl pit. In addition, we submitted a Plan of Development for a utility right-of-way to be able to construct a 14.4 kV powerline to service the Isabella Pearl Mine. We hold valid permits for all facets of the current mining operation as required by county, state, and federal regulations. We engage in concurrent reclamation practices when feasible and is bonded for all permitted features, as part of the Nevada permitting process. In 2024, the site received multiple routine renewals for their state operating permits, as well as the authorization from the NDEP for the construction of a new potable water system at the Isabella Pearl Mine, which will be constructed in 2025.

Exploration Activities: In 2024, exploration focused on exploring in the boundaries of the 2018 Plan of Operation, and on the Isabella Pearl exploration trend proximal to the mine. In 2024, 34 RC exploration holes were drilled and 7 piezometer holes. Cumulatively, 18,435 ft (5,619 m) of drilling was completed with 3,687 samples (all of which were five-foot lengths) being retrieved.

Exploration that was completed outside of the 2018 Plan of Operation was done under the Scarlet NOI. These exploration programs included several detailed surface mapping and sampling campaigns, in which 830 surface rock samples were collected. Drilling, conducted with an RC rig, included the installation piezometers in 7 holes, as well as the completion of 53 exploration holes. Cumulatively, 16,565 ft (3,313 m) were drilled, totaling 3,313 samples (all of which were five-foot lengths).

In early 2025, focus is to expand the current boundaries of the current Plan of Operation to include specific areas adjacent to the Isabella Pearl Mine. If this permission is granted, drilling and road construction can start in highly prospective areas. In conjunction with these potential drill programs, more high-density sampling and mapping is targeted to be completed. Material characterization geochemical studies is also targeted on gold-bearing material from these new areas to verify their suitability to be put on the Isabella Pearl Mine heap leach pad.

The net book value of the property at December 31, 2024 was $4.2 million.

Mineral Resource Estimation: The most recent mineral reserve estimate for the Isabella Pearl Deposit, which has an effective date of December 31, 2022, was published on February 22, 2023, in the report titled “S-K 1300 Technical Report Summary, Isabella Pearl Mine, Mineral County, Nevada.”

The summary of the Isabella Pearl mineral resources at end of the fiscal year ended December 31, 2024 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Oxide (Deep)	—	—	—	—	—	—	—	—	—	—	—	—
Oxide (Silica Knob)	—	—	—	1,300	0.69	57,000	1,300	0.69	57,000	1,400	0.57	77,100
Oxide (Scarlet South)	—	—	—	1,400	0.71	62,700	1,400	0.71	62,700	—	0.52	1,000
Total Isabella Pearl Oxide	—	—	—	2,700	0.70	119,700	2,700	0.70	119,700	1,400	0.56	78,100
Total Isabella Pearl Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.01	92,400

Notes to the Isabella Pearl 2024 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne
7.	“oz” = Troy ounce (31.1035 grams)

For comparison, at December 31, 2023, the summary of the Isabella Pearl mineral resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Oxide (Deep)	—	—	—	—	—	—	—	—	—	1,200	1.99	18,600
Oxide (Silica Knob)	—	—	—	1,300	0.69	57,000	1,300	0.69	57,000	1,400	0.57	77,100
Oxide (Scarlet South)	—	—	—	1,400	0.71	62,700	1,400	0.71	62,700	—	0.52	1,000
Total Isabella Pearl Oxide	—	—	—	2,700	0.70	119,700	2,700	0.70	119,700	2,600	0.84	96,700
Total Isabella Pearl Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	4,200	1.22	111,000

Notes to the Isabella Pearl 2023 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.30 g/t for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne
7.	“oz” = Troy ounce (31.1035 grams)

The summary of the Isabella Pearl mineral reserves at end of the fiscal year ended December 31, 2024 is shown in the table below.

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—	—
Probable Mineral Reserve	2,793	1.01	85,954	0.30	81
Proven and Probable Mineral Reserve Total	2,793	1.01	85,954	0.30	81
High-grade stockpile	—	—	—	—	—
Low-Grade Stockpile	1,702	0.54	98,694	0.30	81
Isabella Pearl Mine Total	4,495	0.76	184,648	0.30	81

Notes to the 2024 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated gold mineralization.

2.	Isabella Pearl property reported at a gold cut-off of 0.30 g/t for oxide mineral reserve estimates, and a gold cut-off of 2.00 g/t for sulfide mineral reserve estimates at a gold price of $1,900 per Troy ounce.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2024 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	A bulk density of 2.44 lbs/ft was used for waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
7.	“g/t” = gram/metric tonne
8.	“oz” = Troy ounce (31.1035 grams)
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2023, our estimate of the Isabella Pearl mineral reserves was:

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—	—
Probable Mineral Reserve	4,735	0.84	175,124	0.30	81
Proven and Probable Mineral Reserve Total	4,735	0.84	175,124	0.30	81
High-grade stockpile	—	—	—	—	—
Low-Grade Stockpile	4,864	0.52	292,842	0.30	81
Isabella Pearl Mine Total	9,599	0.65	467,966	0.30	81

Notes to the 2023 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated gold mineralization.
2.	Isabella Pearl property reported at a gold cut-off of 0.30 g/t for oxide mineral reserve estimates, and a gold cut-off of 2.00 g/t for sulfide mineral reserve estimates at a gold price of $1,900 per Troy ounce.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2023 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	A bulk density of 2.44 lbs/ft was used for waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
7.	“g/t” = gram/metric tonne

8.	“oz” = Troy ounce (31.1035 grams)
9.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

The annual gold production of the Isabella Pearl mine for the year ending December 31, 2024, was 16,472 ounces. The annual gold production for the year ending December 31, 2023, was 37,996 ounces.

The table below shows the total reserve changes from fiscal year ended December 31, 2023 to fiscal year ended December 31, 2024 in terms of absolute change as well as percentage change.

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Oxide Proven & Probable Reserves
2024 Oxide Proven & Probable Mineral Reserves	2,793	1.01	85,954	0.30	81
2023 Oxide Proven & Probable Mineral Reserves	4,735	0.84	175,124	0.30	81
2024 to 2023 Proven & Probable Mineral Reserves Change	(1,942)	0.17	(89,170)	—	—
2024 to 2023 Percentage Proven & Probable Mineral Reserves Change	(41)%
Oxide Stockpile
2024 Oxide stockpile	1,702	0.54	98,694	0.30	81
2023 Oxide stockpile	4,864	0.52	292,842	0.30	81
2024 to 2023 Oxide Stockpile Change	(3,162)	0.02	(194,148)	—	—
2024 to 2023 Percentage Oxide Stockpile Change	(65)%

The depletion of reserves for the year ended December 31, 2024 when compared to the year ended December 31, 2023 is due to mining activities in 2024 at our Isabella Pearl Mine.  There were no changes to mining methods or processing techniques in 2024. No additional reserves were reported in 2024 due to exploration.

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

Comprehensive risks inherent in the resource estimations

Relevant factors which may affect the estimation of Mineral Resources include changes to the geological, geotechnical and geometallurgical models, infill drilling to convert material to a higher classification, drilling to test for extensions to known Mineral Resources, collection of additional bulk density data, and significant changes to commodity prices.

Exploration Properties

Our exploration properties are all located in west-central Nevada with good connections to the infrastructure of west-central Nevada, with access roads to each project site.  There is no plant or equipment on any of our exploration properties.

County Line

The County Line Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as Exploration stage until permits are issued. The property includes the historic County Line pit and the East Zone pit. All drilling to date has been completed under one NOI. The Company has designed a phased approach to mining both pits to capitalize on the gold mineralization that is remaining in both pits, as well as to manage the waste rock material. The ore is planned to be crushed on site and then loaded and hauled to the Isabella Pearl processing facility for final doré production.

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

Background: In March 2018, we purchased a 100% interest in the County Line property, subject to a 3% net smelter return royalty. At the time of purchase, the property was approximately 2,401 acres (972 ha) and consists of 122 unpatented lode and placer mineral claims. Since acquisition, the land package of the property has increased to 2,623 acres (1,062 ha) and now includes 127 unpatented lode mineral claims and six unpatented placer mineral claims. The property is located on the west flank of the north-northeast trending Paradise Range and to the west of the former FMC Paradise Peak Mine. Nearly all the County Line property is covered with exposures of Tertiary volcanic rocks representing regional volcanism. A thick cover of various sequences of Oligocene-Miocene rocks include ash tuff, mafic flows, minor sediments, and occasional Tertiary intrusive units are present. These units are followed by cover of young basalt flows and quaternary alluvial deposits. Upon acquisition in 2018, we immediately began evaluating targets for exploration particularly with activities focused on the old County Line (Main) and the Porphyry (East Zone) pits, which are considered the highest priority prospects with resource potential. Surface exploration activities were initiated in 2018 that included high-resolution, color drone imagery to aid surface geology mapping and sampling of altered and mineralized outcrops.

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

Permitting and Compliance: Additional studies were undertaken in 2024 that included a piezometer installation and subsequent hydrogeological interpretation of the ground water elevation and flow rates and a material characterization and handling program to deal with waste material during the mining process. These studies are required to support application of the Water Pollution Control Permit and are being incorporated into the Modified Plan of Operation, both of which were submitted to the agencies for review in 2025. In addition, the Nevada Department of Transportation granted a right-of-way for a new and more direct project access road, and all local operational permits were granted. We also submitted and have received a draft air quality operating permit as of the end of 2024. The BLM and NDEP continue to review the permits, as the project moves towards the NEPA process.

Exploration Activities: 2024 activities included RC exploration drilling to further delineate resource potential in the historic East Zone pit area, sonic coring for metallurgical and waste characterization studies, and the installation of six piezometer holes to monitor groundwater pressure and depth. In total, there were 131 RC exploration drill holes completed, which totaled 45,715 ft (12,250 m), 6 piezometer RC drill holes, which totaled 4,100 ft (1,250 m), and 12 sonic holes, which totaled 1,242 ft (379 m). Total samples collected were 9,143 RC samples collected (all of which were five-foot lengths), 248 sonic core samples collected (up to five-foot lengths) that were used in the metallurgical study as well as the material characterization study.

Base mine planning entailed development of a phased approach; extraction of high-grade material from both pits, followed by pit laybacks. A site plan design was developed to streamline the processes on the County Line property, and to capitalize on the existing infrastructure at the Isabella Pearl mine site. Once mined, the plan is to complete stacking of the waste and crushing of mineralized material, after which the crushed mineral is to be trucked southwest along Nevada State Route 361 to the Isabella Pearl mine, where the material will be stacked on the heap leach pad and the extracted gold and silver will be processed through to doré production. A significant benefit of completing all extraction and processing away from the County Line property is expected to have a minimal footprint and a small new disturbance area, which may enable lower capital expenditures when compared to most other industry mine builds.

The net book value of property at December 31, 2024 was $0.5 million.

Mineral Resource Estimation: An initial mineral resource estimate for the County Line property, which has an effective date of December 31, 2022, was published on February 23, 2023, in the report titled “Initial Assessment Technical Report Summary for the County Line Property, Mineral and Nye Counties, Nevada.”

The summary of the County Line mineral resources at end of the fiscal year ended December 31, 2024 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
County Line Property
Oxide (Main pit area)	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
County Line Property Oxide Total	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000

Notes to the County Line 2024 Mineral Resources:

1.	Reported at a gold cutoff of 0.33 g/t using a gold price of $1,750 per Troy ounce.
2.	Cutoff grade calculations used mining, processing, energy, administrative and smelting/refining costs based on 2024 actual costs for the Company’s producing Isabella Pearl mine.
3.	Metallurgical gold recovery assumption used was 81%. This recovery reflects the predicted average recovery from metallurgical test programs at the Isabella Pearl mine.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	“g/t” = gram/metric tonne.
8.	“oz” = Troy ounce (31.1035 grams).

Golden Mile

The Golden Mile Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as Exploration stage until permits are granted. A Plan of Operation was submitted to the BLM in 2023. The Company has designed a phased approach to mining Golden Mile; the first phase of mining is planned to capitalize on the gold mineralization that is identified at and near the surface. Crushing and stacking equipment have been custom built, delivered and are being stored at an Isabella Pearl laydown yard, as is the heap leach pad liner. A modular process plant has been built to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

History: The Golden Mile property is located within the Bell Mining District (also known as the Cedar Mountain District). The property has a long history which includes limited mining development, as well as a considerable amount of recent exploration activity including mapping, surface and underground sampling, geophysical surveys and drilling. This exploration activity was completed by several companies and has defined a significant area of gold mineralization associated with skarn development and gold stockwork mineralization along intrusive contact zones with surrounding sediments. Previous property owners completed 66,131 ft (20,157 m) of air rotary, RC and diamond core drilling prior to us acquiring the property. These previous owners included Standard Slag, the Elmwood JV, Battle Mountain, USMX, Teck, Codex, Roscan and Kinross. Much of the historic drilling activity has focused on the central portion of the patented mineral claims where historic small-scale mining was carried out, as evidenced by the surface excavations and a few adits.

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

Permitting and Compliance: No permitting progress was made in 2024.

Exploration Activities: No exploration mapping, surface sampling, or drilling was completed in 2024. Laboratory exploration activities included continued scanning by portable short-wave infrared (SWIR) and portable X-ray fluorescence (pXRF) machines to collect data to develop a standardized alteration and element library for the property. The results from this study were used to successfully characterize lithological and alteration domains within the deposit, and to identify additional exploration targets.

The net book value of this property at December 31, 2024 was $13.7 million.

Mineral Resource Estimation: An initial mineral resource estimate for the Golden Mile property, which has an effective date of September 30, 2021, was published on November 9, 2021, in the report titled “Initial Assessment Technical Report Summary for the Golden Mile Property, Mineral County, Nevada.”

The summary of the Golden Mile mineral resources at end of the fiscal year ended December 31, 2024 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Golden Mile Property
Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000

Notes to the Golden Mile 2024 Mineral Resources:

1.	Reported at a gold cutoff of 0.34 g/t using a gold price of $1,700 per Troy ounce.
2.	Whole block diluted estimates are reported within an optimized pit shell.
3.	Mineral Resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	"g/t" = gram/metric tonne.
6.	"Ounces" = Troy ounce (31.1035 grams)

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

As of February 24, 2025 the closing price of our common stock was $5.51.

Number of Holders

As of February 24, 2025, we had 24,173,209 shares of our Common Stock issued and outstanding, held by 211 shareholders of record, with thousands of others holding shares in street name.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 150 Royall St, Suite 101, Canton, MA 02021 and its telephone number is (303) 262-0600.

Dividends

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. We instituted a monthly dividend in April 2021 and as of December 31, 2024, we have returned over $43.0 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends and payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including precious metal market prices, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

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

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2024 and 2023.  It also analyzes our financial condition at December 31, 2024.

2024 Financial Results and Highlights

●	$37.3 million net sales;
●	$27.1 million cash balance on December 31, 2024;
●	16,472 gold ounces and 66,880 silver ounces produced;
●	$37.7 million working capital at December 31, 2024;
●	$11.6 million dividends paid;
●	$1.4 million pretax income;
●	$18.3 million mine gross profit;
●	$12.9 million exploration expenditures;
●	$827 total cash after by-product credits per gold ounce sold; and
●	$966 per ounce total all in sustaining cost.

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2024	2023
Ore mined
Ore (tonnes)	447,304	455,576
Gold grade (g/t)	0.57	2.52
Low-grade stockpile
Ore (tonnes)	—	2,118
Gold grade (g/t)	—	0.46
Waste (tonnes)	1,380,067	1,430,824
Metal production (before payable metal deductions)(1)
Gold (ozs.)	16,472	37,996
Silver (ozs.)	66,880	79,825
(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

During the years ended December 31, 2024 and 2023, we produced 16,472 and 37,996 ounces of gold, respectively.  The decreased production in 2024 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Gold production in 2025 and beyond is dependent on the Company’s ability to execute its original long-term plan, which included building and operating several mines, mine sequencing, ability to complete mining the Isabella Pearl deposit, while coupled with residual leaching of the ore currently on the heap leach pad. The permit backlog caused by the Biden/Harris administration’s BLM derailed the original timing of the new mine permits and therefore the timing of new mine builds.  Due to excessive wait times in 2024 for permitting the deep Pearl zones, as well as the future permit approval to mine County Line ore for adding it to the Isabella Pearl processing facility, the more difficult it is to forecast 2025 production. Absent the permit approval for County Line, 2025 production is expected to be predominantly from the remaining lower grade ore permitted in the existing mine plan and residual leaching on the Isabella Pearl leach pad’s estimated 43,000 recoverable ounces at December 31, 2024; ounces are expected to be recovered in future years.  All areas of the heap leach pad are expected to be placed back under rotational leach at various times. Until the Company receives all the regulatory approvals to begin mining County Line, and some transparency on permits for Scarlet North and Golden Mile, the Company does not plan to forecast a 2025 production outlook due to the difficulty of not adding originally planned fresh ore from those aforementioned sources, primarily County Line.

	Year ended December 31,
	2024	2023
Metal sold
Gold (ozs.)	15,825	37,836
Silver (ozs.)	61,536	78,744
Average metal prices realized (1)
Gold ($per oz.)	2,371	1,939
Silver ($per oz.)	27.56	23.41
Precious metal gold equivalent ounces sold
Gold Ounces	15,825	37,836
Gold Equivalent Ounces from Silver	715	951
	16,540	38,787

Total cash cost before by-product credits per gold ounce sold	$934	$585
Total cash cost after by-product credits per gold ounce sold	$827	$536
Total all-in sustaining cost per gold ounce sold	$966	$656
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit per ounce increased due mainly to lower sales volumes.

Consolidated Results of Operations – Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Sales, net. For the year ended December 31, 2024, net sales were $37.3 million as compared to $73.1 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. 2024 gold sales volumes decreased 58% from the same period in 2023, while the average sales price increased 22% from 2023.

Lower sales volumes in 2024 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and regulatory delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the year ended December 31, 2024, mine cost of sales totaled $19.0 million compared to $31.8 million for the same period in 2023. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the year ended December 31, 2024, mine gross profit totaled $18.3 million compared to $41.2 million for the same period in 2023. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the year ended December 31, 2024, general and administrative expenses totaled $5.9 million as compared to $5.0 million for the same period in 2023. The increase is primarily attributable to an increase in stock-based compensation.

Exploration expenses. For the year ended December 31, 2024, property exploration expenses totaled $12.9 million as compared to $17.2 million for the same period of 2023. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in 2024 primarily related to East Camp Douglas, County Line and the Isabella Pearl trend.

Other income, net. For the year ended December 31, 2024, other income totaling $1.9 million did not materially change compared to other income of $2.0 million for the same period in 2023.

Mining and income tax expense. For the year ended December 31, 2024, mining and income tax expense was $3.4 million as compared to $4.0 million for the same period in 2023.  The decrease is the result of our lower income before income and mining taxes, partially offset by a valuation allowance on our deferred tax asset. See Note 6 in Item 8. Financial Statements and Supplementary Data.

Net (loss) income. For the year ended December 31, 2024 we recorded a net loss of $2.0 million as compared to net income of $17.0 million for the prior year. The decrease is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2024	2023

Total cash cost after by-product credits	$13,083	$20,300
Treatment and refining charges	(189)	(303)
Depreciation and amortization	5,865	11,557
Reclamation and remediation	242	288
Total consolidated mine cost of sales	$19,001	$31,842

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Year ended December 31,
	2024	2023

Total cash cost before by-product credits (1)	$14,778	$22,144
By-product credits (2)	(1,695)	(1,844)
Total cash cost after by-product credits	$13,083	$20,300
Sustaining capital expenditures	588	1,404
Sustaining exploration expenses	1,611	3,125
Total all-in sustaining cost	$15,282	$24,829

Gold ounces sold	15,825	37,836

Total cash cost before by-product credits per gold ounce sold	$934	$585
By-product credits per gold ounce sold (2)	(107)	(49)
Total cash cost after by-product credits per gold ounce sold	827	536
Other sustaining expenditures per gold ounce sold (3)	139	120
Total all-in sustaining cost per gold ounce sold	$966	$656
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per gold equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue (in thousands) and by-product credit per gold ounce sold:

	Year ended December 31,
	2024	2023
By-product credits by dollar value:
Silver sales	$1,695	$1,844
Total sales from by-products	$1,695	$1,844

	Year ended December 31,
	2024	2023
By-product credits per gold pounce sold:
Silver sales	$107	$49
Total by-product credits per gold ounce sold	$107	$49

Liquidity and Capital Resources

As of December 31, 2024, we had a cash position of $27.1 million compared to $48.7 million at December 31, 2023.

As of December 31, 2024, we had working capital of $37.7 million, representing a decrease of $29.6 million from a working capital balance of $67.3 million at December 31, 2023. The decrease is due to the reclassification of a portion of our leach pad inventories to long-term as of December 31, 2024. Our working capital balance fluctuates as we use cash to fund our operations, dividends and other financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of December 31, 2024, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the year ended December 31, 2024 was $6.6 million, compared to $23.0 million net cash provided by operating activities the year ended December 31, 2023. The decrease is primarily due to lower net income and changes in inventory, depreciation and amortization, income and mining taxes payable and accounts payable.

Net cash used in investing activities for the year ended December 31, 2024 was $3.4 million compared to $6.9 million during the same period in 2023. The decrease is primarily due to less capital expenditures and purchases of gold and silver rounds/bullion.

Net cash used in financing activities was $11.5 million for the year ended December 31, 2024, compared to $12.5 million for the year ended December 31, 2023.  The decrease is primarily due to lower shareholder dividends in 2024 due to the special dividend paid in May 2023.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $9.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine.

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

Carrying Value of Leach Pad Inventories

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

The metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumptions in determining the net realizable value for the Isabella Pearl Heap Leach Pad at December 31, 2024 are metal prices, future operating costs, metal recoveries, production levels, and other factors unique to the operation based on the life of mine plans.  If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and The Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortitude Gold Corporation (the Company) as of December 31, 2024, and 2023, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

February 25, 2025

We have served as the Company’s auditor since 2021.

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$27,082	$48,678
Gold and silver rounds/bullion	1,907	1,532
Accounts receivable	—	42
Inventories	11,641	23,848
Prepaid taxes	200	355
Prepaid expenses and other current assets	1,025	811
Total current assets	41,855	75,266
Property, plant and mine development, net	26,287	25,365
Operating lease assets, net	—	631
Deferred tax assets	—	2,860
Leach pad inventories	53,577	30,533
Other non-current assets	386	344
Total assets	$122,105	$134,999
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,637	$3,881
Operating lease liabilities, current	—	631
Mining taxes payable	592	2,309
Other current liabilities	903	1,133
Total current liabilities	4,132	7,954
Asset retirement obligations	9,880	6,500
Total liabilities	14,012	14,454
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,173,209 shares outstanding at December 31, 2024 and 24,084,542 shares outstanding at December 31, 2023	242	241
Additional paid-in capital	105,207	104,020
Retained earnings	2,644	16,284
Total shareholders' equity	108,093	120,545
Total liabilities and shareholders' equity	$122,105	$134,999

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2024 and 2023

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2024	2023
Sales, net	$37,334	$73,073
Mine cost of sales:
Production costs	12,894	19,997
Depreciation and amortization	5,865	11,557
Reclamation and remediation	242	288
Total mine cost of sales	19,001	31,842
Mine gross profit	18,333	41,231
Costs and expenses:
General and administrative expenses	5,938	5,003
Exploration expenses	12,906	17,217
Other income, net	(1,910)	(1,961)
Total costs and expenses	16,934	20,259
Income before income and mining taxes	1,399	20,972
Mining and income tax expense	3,441	3,955
Net (loss) income	$(2,042)	$17,017
Net (loss) income per common share:
Basic	$(0.08)	$0.71
Diluted	$(0.08)	$0.70
Weighted average shares outstanding:
Basic	24,160,948	24,079,483
Diluted	24,160,948	24,206,399

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2024 and 2023

(U.S. dollars in thousands, except share amounts)

	Years ended December 31, 2024 and 2023
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2022	24,024,542	$240	$103,731	$11,788	$115,759
Stock-based compensation	—	—	230	—	230
Dividends	—	—	—	(12,521)	(12,521)
Stock options exercised	60,000	1	59	—	60
Net income	—	—	—	17,017	17,017
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545

Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	1,111	—	1,111
Dividends	—	—	—	(11,598)	(11,598)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net (loss)	—	—	—	(2,042)	(2,042)
Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2024 and 2023

(U.S. dollars in thousands)

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,042)	$17,017
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	6,055	11,656
Stock-based compensation	1,111	230
Deferred taxes	2,860	(1,578)
Reclamation and remediation accretion	242	288
Reclamation payments	(150)	(194)
Unrealized gain on gold and silver rounds/bullion	(393)	(105)
Other operating adjustments	(12)	(53)
Changes in operating assets and liabilities:
Accounts receivable	42	(42)
Inventories	(11,107)	(6,001)
Prepaid expenses and other current assets	(214)	(81)
Other non-current assets	(42)	(4)
Accounts payable and other accrued liabilities	(1,426)	1,037
Income and mining taxes payable	(1,562)	807
Net cash (used in) provided by operating activities	(6,638)	22,977

Cash flows from investing activities:
Capital expenditures	(3,464)	(5,423)
Purchase of gold and silver rounds/bullion	—	(1,452)
Other investing activities	30	24
Net cash used in investing activities	(3,434)	(6,851)

Cash flows from financing activities:
Dividends paid	(11,598)	(12,521)
Proceeds from exercise of stock options	77	60
Repayment of loans payable	(3)	(29)
Repayment of capital leases	—	(12)
Net cash used in financing activities	(11,524)	(12,502)

Net (decrease) increase in cash and cash equivalents	(21,596)	3,624
Cash and cash equivalents at beginning of period	48,678	45,054
Cash and cash equivalents at end of period	$27,082	$48,678

Supplemental Cash Flow Information
Income and mining taxes paid	$2,509	$4,724
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(46)	$167
Change in estimate for asset retirement costs	$2,937	$317
Right-of-Use assets acquired through operating lease	$—	$631

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

In addition to changes in gold prices, other factors such as permitting, changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, impacts of global events such as the COVID-19 pandemic, and management’s decision to reprioritize or abandon a development project can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at cost. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Cash and cash equivalents are held in overnight, interest-bearing deposit accounts or are invested in United States Treasury securities. The Company has invested in three-month or less Treasury Bills totaling $20.8 million which are included in Cash and cash equivalents in the accompanying consolidated Balance Sheet. The Company has recognized Interest Receivable relating to the Treasury Bills in the amount of $0.2 million, which is included in Prepaid Expenses & Other Current Assets in the accompanying consolidated Balance Sheet.

Accounts receivable

Accounts receivable consists of trade receivables, which are recorded from the sale of doré.

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 5 for current and long-term balances as of December 31, 2024 and 2023.

Doré Inventory: Doré inventories includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to extract the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad. Leach inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of leach pad inventories is determined based on the expected amounts to be processed within the next 12 months. Leach pad inventories not expected to be processed within the next 12 months are classified as long-term. See Note 5 for current and long-term balances as of December 31, 2024 and 2023.

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

The cost of removing overburden and waste materials to access the ore body at an open pit mine prior to the production phase are referred to as “pre-stripping costs”. Pre-stripping costs are capitalized during the development of an open pit mine. Where multiple open pits exist at a mining complex utilizing common processing facilities, pre-stripping costs are capitalized at each pit. The removal, production, and sale of de minimis saleable materials may occur during the development phase of an open pit mine and are assigned incremental mining costs related to the removal of that material.

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

Income and Mining Taxes

The Company accounts for income taxes in accordance with provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial and tax reporting purposes and the effect of net operating losses using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are evaluated to determine if it is more likely than not that they will be realized. Please see Note 6 for additional information.

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

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2024 and 2023 net sales with one customer accounting for 99% and 98% of net sales in 2024 and 2023, respectively.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, mining operations, which produces gold for sale to our customers.  The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the mining operations segment and decides how to better allocate resources based on consolidated net income that is reported on the Consolidated Statements of Income. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our mining operations segment are the same as those described in the summary of significant accounting policies herein.

For single reportable segment-level financial information, total assets, and significant non-cash transactions, see Item 8. Financial Statements.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Beginning in 2024 annual reporting, the Company adopted Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07) that was issued by the Financial Accounting Standards Board (“FASB”).  This new standard improves reportable segment disclosures by adding and enhancing interim disclosure requirements, clarifying circumstances in which entities can disclose multiple segment measures of profit or loss, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements.  This standard is effective for all entities that are subject to Topic 280, Segment Reporting for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. This standard is applicable to the Company due to the single reportable segment requirement. The Company has included all required disclosures within its Form 10-K for the year ended December 31, 2024. See Note 1 for further information on segment disclosures.

Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance will be effective for our fiscal year beginning January 1, 2025. The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

3. Revenue

The following table presents the Company’s net sales:

	Year ended
	December 31,
	2024	2023

	(in thousands)
Sales, net
Gold sales	$37,523	$73,376
Less: Refining charges	(189)	(303)
Total sales, net	$37,334	$73,073

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At December 31, 2024 and December 31, 2023, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	December 31,			December 31,
	2024			2023
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	619	$2,609	$1,616	628	$2,062	$1,296
Silver	9,879	$29	$291	9,931	$24	$236
Total holdings			$1,907			$1,532

5. Inventories

At December 31, 2024 and December 31, 2023, current inventories consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Stockpiles	$2,678	$3,874
Leach pad	7,814	19,579
Doré	843	22
Subtotal - product inventories	11,335	23,475
Materials and supplies	306	373
Total	$11,641	$23,848

In addition to the inventories above, for the years ended December 31, 2024, and 2023, the Company had $53.6 million and $30.5 million, respectively, of leach-pad inventory included in other non-current assets.

6. Income Taxes

The Company files a consolidated U.S. income tax return. The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740. At the federal level, the Company’s income

(loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada. For financial reporting purposes, the Company recorded income before income taxes of $1.4 million and $21.0 million for the years ended December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024 and 2023, the Company had $0.6 million and $5.5 million of current tax expense, respectively.

	Year ended December 31,
	2024	2023

	(in thousands)
Current taxes
Federal	$(27)	$3,216
State	609	2,317
Total current taxes	$582	$5,533

Deferred taxes
Federal	$2,859	$(1,578)
State	—	—
Total deferred taxes	$2,859	$(1,578)
Total income and mining taxes	$3,441	$3,955

The provision for income taxes for the years ended December 31, 2024 and 2023, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended December 31,
	2024	2023

	(in thousands)
Tax at statutory rates	$294	$4,405
Change in valuation allowance	3,787	—
Nevada net proceeds of minerals tax, net	467	1,824
Depletion in excess of basis	(1,139)	(2,235)
Nondeductible compensation	(8)	(56)
Other	40	17
Total income and mining tax expense	$3,441	$3,955

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2024	2023

	(in thousands)
Deferred tax assets
Tax loss carryforward - US	$312	$—
Property and equipment	5,245	5,213
Lease liabilities	6,675	133
Stock compensation	294	99
Inventory	21	—
Total deferred tax assets	12,547	5,445
Valuation allowance	(3,787)	—
Deferred tax assets after valuation allowance	$8,760	$5,445

Deferred tax liabilities
Lease assets	$(6,675)	$(133)
Inventory	(2,085)	(2,452)
Total deferred tax liabilities	$(8,760)	$(2,585)

Net deferred tax asset	$—	$2,860

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2024.  The Company did not record a valuation allowance as of December 31, 2023.

As of both December 31, 2024 and 2023, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

7. Prepaid Expenses and Other Current Assets

At December 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Contractor advances	$23	$100
Prepaid insurance	607	208
Interest receivable	178	355
Other current assets	217	148
Total	$1,025	$811

8. Property, Plant and Mine Development, net

At December 31, 2024 and December 31, 2023, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Asset retirement costs	$8,425	$5,488
Construction-in-progress	14,915	13,615
Furniture and office equipment	787	654
Leach pad and ponds	3,732	3,732
Land	71	41
Light vehicles and other mobile equipment	523	558
Machinery and equipment	17,119	16,547
Process facilities and infrastructure	8,995	8,913
Mineral interests and mineral rights	19,703	18,968
Mine development	24,364	24,365
Software and licenses	346	105
Subtotal (1)	98,980	92,986
Accumulated depreciation and amortization	(72,693)	(67,621)
Total	$26,287	$25,365
(1)	Includes capital expenditures in accounts payable of $0.7 million for both the years ended December 31, 2024 and 2023.

For the years ended December 31, 2024 and 2023, the Company recorded depreciation and amortization expense of $6.1 million and $11.7 million, respectively.

9. Other Current Liabilities

At December 31, 2024 and December 31, 2023, other current liabilities consisted of the following:

	December 31,	December 31,
	2024	2023

	(in thousands)
Accrued royalty payments	$295	$333
Accrued property and excise taxes	608	798
Other accrued expenses	—	2
Total	$903	$1,133

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

	(in thousands)
Asset retirement obligation – balance at beginning of period	$6,500	$5,863
Changes in estimate	2,937	317
Payments	(150)	(194)
Accretion	593	514
Asset retirement obligation – balance at end of period	$9,880	$6,500

As of December 31, 2024, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $9.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2023, the Company had a $12.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $6.5 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. For both the years ended December 31, 2024 and 2023, the Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the years ended December 31, 2024 and 2023, the Company capitalized variable lease costs of $1.2 million and $3.9 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On December 1, 2024, the 2024 Contract Mining agreement auto-renewed for a period of one-month and is therefore not recognized as an operating lease.

Supplemental cash flow information related to the Company’s operating leases is as follows for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,170	$3,854

12. Other Income, Net

For the years ended December 31, 2024 and 2023, other income, net consisted of the following:

	Year ended
	December 31,
	2024	2023

	(in thousands)
Interest income	$(1,690)	$(1,980)
Charitable contributions	98	145
Realized/unrealized gain from gold and silver rounds/bullion (1)	(400)	(105)
Other income	82	(21)
Total other income, net	$(1,910)	$(1,961)
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 172,000 shares of common stock at weighted average prices of $5.08 and 1,124,000 restricted stock units (“RSUs”) at a weighted average fair value of $4.66 were outstanding as of December 31, 2024 but had no dilutive effect due to the net loss.

Basic and diluted net (loss) income per common share is calculated as follows:

	Year ended
	December 31,
	2024	2023
Net (loss) income (in thousands)	$(2,042)	$17,017
Basic weighted average shares of common stock outstanding	24,160,948	24,079,483
Diluted effect of share-based awards	—	126,916
Diluted weighted average common shares outstanding	24,160,948	24,206,399
Net (loss) income per share:
Basic	$(0.08)	$0.71
Diluted	$(0.08)	$0.70

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$27,082	$48,678	Level 1
Gold and silver rounds/bullion	1,907	1,532	Level 1
Accounts receivable	—	42	Level 2

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Cash and cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices and are primarily overnight, interest-bearing deposit accounts and U.S. Treasury securities. Gold and silver rounds/bullion consist of precious metals used for investment purposes which are valued using quoted market prices. Please see Note 4 for additional information. Accounts receivable includes amounts due to the Company for deliveries of doré sold to customers, which approximates fair value.

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following table (in thousands):

	Year ended
	December 31,
	2024	2023	Statement of Operations Classification

Realized/unrealized gain from gold and silver rounds/bullion	$(400)	$(105)	Other income, net

15. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2024 and 2023 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2022	362,000	$2.94	3.04	$978
Exercised	(60,000)	1.00	-	-
Expired	(33,333)	1.00	-	-
Forfeited	(20,000)	1.00	-	-
Outstanding as of December 31, 2023	248,667	$3.82	2.30	$565
Exercised	(76,667)	1.00	-	-
Outstanding as of December 31, 2024	172,000	$5.08	1.42	$66

Vested and exercisable as of December 31, 2024	162,000	$4.95	1.37	$66

No options were granted during the years ended December 31, 2024 and 2023. The total intrinsic value of options exercised during both years ended December 31, 2024 and 2023 was $0.3 million. The total fair value of options vested during the years ended December 31, 2024 and 2023 was $0.4 million and $0.2 million, respectively.

 During the year ended December 31, 2024, stock options to purchase an aggregate of 76,667 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.  During the year ended December 31, 2023, stock options to purchase an aggregate of 60,000 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.

The following table summarizes information about stock options outstanding at December 31, 2024:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.00 - $5.48	142,000	1.25	$4.66	142,000	$4.66
$5.48 - $7.06	30,000	2.20	$7.06	20,000	$7.06
	172,000	1.42	$5.08	162,000	$4.95

Restricted Stock Units

During the year ended December 31, 2024, the Company granted 1,100,000 RSUs to employees. The RSUs vest over a period of three years and were issued with a weighted average fair value of $4.61 per share. During the year ended December 31, 2023, the Company granted 36,000 RSUs to employees. The RSUs vest over a period of three years and were issued with a weighted average fair value of $7 per share.

A summary of RSU activity under the Incentive Plan for the year ended December 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	-	$-
Granted	36,000	7.00
Outstanding as of December 31, 2023	36,000	7.00
Granted	1,100,000	4.61
Vested	(12,000)	7.00
Outstanding as of December 31, 2024	1,124,000	4.66

Stock-Based Compensation Expense

Stock-based compensation is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2024	2023

	(in thousands)
Stock options	$55	$181
Restricted stock units	1,056	49
Total	$1,111	$230

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2024, was approximately nil and $4.2 million, respectively, which is being amortized through 2027.

16. Shareholders’ Equity

During the year ended December 31, 2024, the Company declared and paid dividends of $11.6 million or $0.48 per share. During the year ended December 31, 2023, the Company declared and paid dividends of $12.5 million or $0.52 per share, which included a special dividend of $0.04.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the Fourth Quarter 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2024.

Item 9C. Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of February 25, 2025 are as follows:

Name	Age	Position
Jason D. Reid	52	President, Chief Executive Officer and Director
Bill M. Conrad	68	Chairman of the Board of Directors
Janet H.N. Turner	43	Chief Financial Officer
Allan Turner	53	Vice President of Exploration
Gregory A. Patterson	55	Vice President of Corporate Development

Jason D. Reid is in his 20th year of industry experience, currently serving as the Chief Executive Officer President and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where he previously served for over 14 years including CEO, President and Director positions. Mr. Reid joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Mr. Reid was part of a management team that took GRC from an exploration stage company to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $116 million in cash dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Mr. Reid was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College. Our Board of Directors believes that Mr. Reid’s experience founding and operating his own business, as well as his two decades of mining industry experience, significant participation in the development of business strategy and decision-making for the Company provides him with the appropriate experience and qualifications to serve as a member of our Board.

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

Janet H.N. Turner was appointed as our Chief Financial Officer on June 1, 2024. Ms. Turner is a certified public accountant and had previously served as the Company’s Corporate Controller since March 1, 2021. Prior to joining the Company, she held positions for Gold Resource Corporation including Financial Reporting Manager and Assistant Controller from December 2016 to February 2021. Ms. Turner also served in various audit-related roles for EKS&H LLLP, now a part of Plante Moran. Ms. Turner holds a Bachelor of Science in Accounting from Husson University and a Master of Business Administration from Thomas College.

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

There is no relation between Mr. Allan Turner and Ms. Janet H.N. Turner.

Gregory A. Patterson was appointed as our Vice President of Corporate Development on March 1, 2021. Mr. Patterson was the Vice President of Corporate Development for Gold Resource Corporation between October 2013 and February 2021. In this capacity, he managed investor relations for GRC and participated in overall corporate strategy. Prior to joining GRC, Mr. Patterson spent fifteen years in marketing and territory sales management for two manufacturers of precision laboratory instruments. Mr. Patterson holds a Bachelor’s degree in Environmental Biology (1991) from the University of Colorado and is the brother-in-law of Jason Reid, a Director of the Company and the Company's Chief Executive Officer.

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

Board Diversity and Independence

The Company does not have a formal policy with regard to the consideration of diversity in identifying director nominees, nor does it expect to adopt a Diversity, Equity, and Inclusion (“DEI”) policy, but rather considers any nominee based on the nominee’s merit. The Company would aim to nominate individuals with a variety of backgrounds, industry experience and complementary skills so that, as a group, the Board possesses the appropriate talent, skills, and expertise to oversee our businesses. This assessment includes consideration of independence, expertise, mining and other industry background, age, gender, skills, geographic location and time availability, in the context of the needs of the Board and our Company.

As of February 24, 2025, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason D. Reid	Non-Independent

The following table summarizes the total compensation for all independent directors serving during the years ended December 31, 2024 and 2023:

		Fees Earned
		or paid			Stock		Option	All Other
	Fiscal	in Cash	Bonus		Awards		Awards	Compensation
Name and Principal Position	Year				(1)		(2)		Total
Bill M. Conrad
Chairman of the Board of Directors	2024	$240,000	$168,000	*	$1,239,300	*	$—	$2,703	$1,650,003
	2023	$240,000	$168,000		$—		$—	$2,125	$410,125

(1)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value. These stock awards vest over a period of three years beginning in May of 2025.

(2)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
*	The bonus and stock-based compensation over the last two years were granted based on assisting the Company navigate and strategize optionality around the permit backlog caused by the Biden/Harris administration, among other corporate objectives and contributions.

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

Compensation Table

The following table sets forth in summary form the compensation received by our executive officers for the years ended December 31, 2024 and 2023:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2024	$600,000	$620,000	$1,927,800	$—	$13,053	$3,160,853
	2023	$600,000	$210,000	$—	$—	$12,025	$822,025

John A. Labate
Chief Financial Officer	2024	$108,333	$100,000	$—	$—	$6,250	$214,583
(through May 31, 2024)	2023	$260,000	$156,000	$—	$—	$12,025	$428,025

Janet H.N. Turner
Chief Financial Officer	2024	$201,250	$110,000	$275,400	$—	$13,053	$599,703
(from June 1, 2024)	2023	$—	$—	$—	$—	$—	$—

Allan Turner
Vice President of Exploration	2024	$230,000	$115,000	$275,400	$—	$13,053	$633,453
	2023	$209,167	$123,000	$252,000	$—	$12,025	$596,192

Gregory A. Patterson
Vice President of Development and Investor Relations	2024	$250,000	$137,500	$780,300	$—	$13,053	$1,180,853
	2023	$250,000	$150,000	$—	$—	$12,025	$412,025

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value. These stock awards are part of the Long-Term Incentives and vest over a period of three years beginning in May of 2025.
(4)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

Employment Contracts

We maintain written employment agreements with each of our named executive officers. The employment agreements have a one-year term from their effective date and are automatically renewable for subsequent one-year terms on each successive anniversary of the commencement of employment unless either party gives notice to the other that they do not wish to renew the agreement, provided such notice is given not less than 60 days prior to expiration. In accordance with the terms of the employment agreements, each named executive officer receives base salary and is eligible for incentive compensation in the form of cash bonuses or equity awards. A portion of the short-term incentive compensation earned each year is determined with reference to achievement of certain performance metrics, and the remainder of any incentive compensation earned shall be determined in the discretion of the Board of Directors. Base salaries may be increased from time to time in the discretion of the Board of Directors.

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

2024 Grants of Plan-Based Awards

The following table summarizes information regarding awards of RSUs granted in 2024 pursuant to our 2020 Equity Incentive Plan:

		All other stock awards:
		Number of shares of	Grant date fair value of
		stock or units	stock awards
Name	Grant Date	(#) (1)	($) (2)
Jason D. Reid	5/9/2024	420,000	$1,927,800
Janet H.N. Turner	5/9/2024	60,000	$275,400
Allan Turner	5/9/2024	60,000	$275,400
Gregory A. Patterson	5/9/2024	170,000	$780,300
(1)	The awards vest over a period of three years.
(2)	The amounts shown represent the aggregate fair value of the award calculated as of the grant date in accordance with FASB ASC Topic 718.

No other plan-based awards were granted in 2024.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes the outstanding equity awards of our named executive officers at the fiscal year end December 31, 2024:

	Option Awards						Stock Awards
											Equity Incentive
				Equity					Equity Incentive		Plan Awards:
				Incentive					Plan Awards:		Market or
				Plan				Market	Number of		Payout
				Awards:			Number of	Value	Unearned		Value of
	Number of	Number of		Number of			Shares or	of Shares	Shares,		Unearned
	Securities	Securities		Securities			Units	or Units	Units or		Shares,
	Underlying	Underlying		Underlying			of Stock	of Stock	Other		Units or
	Unexercised	Unexercised		Unexercised	Option	Option	That	That	Rights		Other Rights
	Options	Options		Unearned	Exercise	Expiration	Have	Have	That Have		That Have
	Exercisable	Unexercisable		Options	Price	Date	Not Vested	Not Vested	Not Vested		Not Vested
Name	(#)	(#)		(#)	($)		(#)	($)	(#)		($)
Jason D. Reid	—	—		—	$—	—	—	$—	420,000	(3)	$2,106,300
Janet H.N. Turner	—	—		—	$—	—	—	$—	60,000	(4)	$300,900
Allan Turner	20,000	10,000.00	(1)	—	$7.06	3/14/2027	—	$—	—		$—
	—	—		—	$—	—	—	$—	24,000	(2)	$120,360
	—	—		—	$—	—	—	$—	60,000	(4)	$300,900
Gregory A. Patterson	—	—		—	$—	—	—	$—	170,000	(3)	$852,550
(1)	The award vests on March 14, 2025.
(2)	The award vests as follows: one-half on June 1, 2025, and one-half on June 1, 2026.
(3)	The award vests as follows: one-third on May 9, 2025, one-third on May 9, 2026, and one-third on May 9, 2027.
(4)	The award vests as follows: seventeen percent on May 9, 2025, fifty eight percent on May 9, 2026, and twenty five percent on May 9, 2027.

2024 Option Exercises and Stock Vested

The following table summarizes the exercise of stock options and the RSUs that vested for each of our named executive officers during the fiscal year ended December 31, 2024:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting
Janet H.N. Turner	20,000	$121,600	—	—
Allan Turner	—	—	12,000	$60,000

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

At the discretion of the Board of Directors, options granted pursuant to the Plan may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than 10% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plan be exercisable by its terms after the expiration of ten years from the date of grant.

The Company does not have any policies or practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company.  The Company did not issue any options in 2024.

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

Summary

The following shows, as of February 24, 2025 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Awards	Issued	Under Plan
Equity Incentive Plan	5,000,000	1,296,000	2,462,001	1,241,999

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2024.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	1,296,000	0.67	1,241,999

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2024, no director or executive officer of the Company was also an executive officer or member of the compensation committee of another entity, which had one of its executive officers serving as one of our directors.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations.  As part of this commitment, we have an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations.  A copy of our Insider Trading Policy is filed as Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of February 24, 2025, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At February 24, 2025, there were 24,173,209 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for purposes of computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person.

	Number of		Percent of
Name and Address of Beneficial Owner	Shares Owned		Class
Jason Reid 723 S. Cascade Avenue Colorado Springs, CO 80903	451,694		2%
Bill M. Conrad 723 S. Cascade Avenue Colorado Springs, CO 80903	310,000		1%
Allan Turner 723 S. Cascade Avenue Colorado Springs, CO 80903	42,000	(1)	<1%
Gregory Patterson 723 S. Cascade Avenue Colorado Springs, CO 80903	246,731		1%
All officers and directors as a group (4 persons)	1,050,425		4%

(1)	Includes options to purchase 30,000 shares which are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Haynie and Company (“Haynie”) served as our independent registered public accountant for the years ended December 31, 2024 and 2023. The following table sets forth the fees billed by Haynie in 2024 and 2023 for services rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	Haynie	Haynie
	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$112,934	$111,500
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$112,934	$111,500

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal years ended December 31, 2024 and 2023 and the review of our quarterly financial statements.  Before Haynie was engaged by us to render audit or non-audit services, the engagement was approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Haynie were compatible with maintaining the independence of Haynie.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.3	Reserved
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.9	Employment Agreement with Allan Turner (6)
10.10	Employment Agreement with Janet Turner (6)
14	Code of Ethics (1)
19	Insider Trading Policies and Procedures (5)
21	Subsidiaries (3)
23.1*	Consent of Haynie and Company, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
96.1	Technical Report Summary of the Isabella Pearl Mine (4)
96.2	Consent of Fred H. Brown with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.3	Consent of J. Ricardo Garcia with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.4	Consent of Barry D. Devlin with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.5	Consent of Joy L. Lester with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.6	Consent of Ralston Pedersen with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.7	Amended Initial Assessment Technical Report Summary for the Golden Mile Property (3)
96.8	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.9	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.10	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.11	Technical Report Summary of the County Line Mine Property (4)
96.12	Consent of Derek Loveday with respect to Technical Report Summary of the County Line Property (4)
96.13	Consent of W. Allan Turner with respect to Technical Report Summary of the County Line Property (4)
96.14	Consent of Joy L. Lester with respect to Technical Report Summary of the County Line Property (4)
96.15	Consent of Barry Devlin with respect to Technical Report Summary of the County Line Property (4)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to the same exhibit filed with the Company’s 10-K/A filed December 15, 2022 (File No. 333-249533)

(4) Incorporated by reference to the same exhibit filed with the Company’s 10-K filed February 28, 2023 (File No. 333-249533)

(5) Incorporated by reference to the same exhibit filed with the Company’s 10-K filed February 27, 2024 (File No. 333-249533)

(6) Incorporated by reference to same exhibit filed with the Company's 8-K report filed June 3, 2024 (File No. 333-249533).

*Filed with this Annual Report on Form 10-K.

The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

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