Form 10-Q
period 2025-03-31
Fortitude Gold Corp
filed 2025-04-29
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-249533

Fortitude Gold Corporation

(Exact name of registrant as specified in its charter)

Colorado	85-2602691
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

723 South Cascade Avenue

Colorado Springs, CO 80903

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

As of April 28, 2025 the registrant had 24,173,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,420	$27,082
Gold and silver rounds/bullion	2,265	1,907
Accounts receivable	685	—
Inventories	8,984	11,641
Prepaid taxes	200	200
Prepaid expenses and other current assets	656	1,025
Total current assets	34,210	41,855
Property, plant and mine development, net	26,420	26,287
Leach pad inventories	59,418	53,577
Other non-current assets	386	386
Total assets	$120,434	$122,105
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,410	$2,637
Mining taxes payable	592	592
Other current liabilities	477	903
Total current liabilities	3,479	4,132
Asset retirement obligations	10,118	9,880
Total liabilities	13,597	14,012
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,173,209 shares outstanding at March 31, 2025 and December 31, 2024	242	242
Additional paid-in capital	105,603	105,207
Retained earnings	992	2,644
Total shareholders' equity	106,837	108,093
Total liabilities and shareholders' equity	$120,434	$122,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Sales, net	$6,536	$8,181
Mine cost of sales:
Production costs	2,263	2,577
Depreciation and amortization	887	1,391
Reclamation and remediation	51	48
Total mine cost of sales	3,201	4,016
Mine gross profit	3,335	4,165
Costs and expenses:
General and administrative expenses	1,276	1,221
Exploration expenses	1,382	3,638
Other income, net	(572)	(621)
Total costs and expenses	2,086	4,238
Income (loss) before income and mining taxes	1,249	(73)
Mining and income tax expense (benefit)	—	(71)
Net income (loss)	$1,249	$(2)
Net income (loss) per common share:
Basic	$0.05	$(0.00)
Diluted	$0.05	$(0.00)
Weighted average shares outstanding:
Basic	24,173,209	24,135,246
Diluted	24,518,364	24,135,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2025 and 2024
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	54	—	54
Dividends	—	—	—	(2,896)	(2,896)
Stock options exercised	76,667	1	76	—	77
Net (loss)	—	—	—	(2)	(2)
Balance, March 31, 2024	24,161,209	$242	$104,150	$13,386	$117,778

Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093
Stock-based compensation	—	—	396	—	396
Dividends	—	—	—	(2,901)	(2,901)
Net income	—	—	—	1,249	1,249
Balance, March 31, 2025	24,173,209	$242	$105,603	$992	$106,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,249	$(2)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	942	1,419
Stock-based compensation	396	54
Deferred taxes	—	34
Reclamation and remediation accretion	51	48
Unrealized gain on gold and silver rounds/bullion	(358)	(103)
Changes in operating assets and liabilities:
Accounts receivable	(685)	33
Inventories	(3,393)	(2,910)
Prepaid expenses and other current assets	369	281
Other non-current assets	—	(42)
Accounts payable and other accrued liabilities	(942)	(1,610)
Income and mining taxes payable	—	(105)
Net cash used in operating activities	(2,371)	(2,903)

Cash flows from investing activities:
Capital expenditures	(390)	(1,083)
Net cash used in investing activities	(390)	(1,083)

Cash flows from financing activities:
Dividends paid	(2,901)	(2,896)
Proceeds from exercise of stock options	—	77
Repayment of loans payable	—	(3)
Net cash used in financing activities	(2,901)	(2,822)

Net decrease in cash and cash equivalents	(5,662)	(6,808)
Cash and cash equivalents at beginning of period	27,082	48,678
Cash and cash equivalents at end of period	$21,420	$41,870

Supplemental Cash Flow Information
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$289	$(102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, mining operations, which produces gold for sale to our customers. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the mining operations segment and decides how to better allocate resources based on consolidated net income that is reported on the Condensed Consolidated Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our mining operations segment are the same as those described in the summary of significant accounting policies. Refer to Note 1 to the financial statements included in the Company’s 10-K report for the year ended December 31, 2024 for a description of our Significant Accounting Policies.

2. New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amended guidance enhances income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid information. This guidance requires disclosure of specific categories in the effective tax rate reconciliation and further information on reconciling items meeting a quantitative threshold. In addition, the amended guidance requires disaggregating income taxes paid (net of refunds received) by federal, state, and foreign taxes. It also requires disaggregating individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amended guidance will be effective for annual periods beginning January 1, 2025.  The guidance can be applied either prospectively or retrospectively. The Company is currently in the process of evaluating the impact this amended guidance may have on the footnotes to our consolidated financial statements.

3. Revenue

The following table presents the Company’s net sales:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Sales, net
Gold sales	$6,684	$8,226
Less: Refining charges	(148)	(45)
Total sales, net	$6,536	$8,181

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At March 31, 2025 and December 31, 2024, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	March 31,			December 31,
	2025			2024
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	619	$3,115	$1,929	619	$2,609	$1,616
Silver	9,879	$34	$336	9,879	$29	$291
Total holdings			$2,265			$1,907

5. Inventories

On March 31, 2025 and December 31, 2024, current inventories consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Stockpiles	$1,966	$2,678
Leach pad	6,742	7,814
Doré	25	843
Subtotal - product inventories	8,733	11,335
Materials and supplies	251	306
Total	$8,984	$11,641

In addition to the inventories above, as of March 31, 2025 and December 31, 2024, the Company had $59.4 million and $53.6 million, respectively, of non-current leach pad inventory.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income and losses are taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded mining and income tax expense of nil for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Company recorded a mining and income tax benefit of $0.1 million. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2024.  At March 31, 2025, the Company maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2025, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Contractor advances	$23	$23
Prepaid insurance	285	607
Interest receivable	143	178
Other current assets	205	217
Total	$656	$1,025

8. Property, Plant and Mine Development, net

At March 31, 2025 and December 31, 2024, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs	$8,425	$8,425
Construction-in-progress	14,958	14,915
Furniture and office equipment	798	787
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	523	523
Machinery and equipment	17,119	17,119
Process facilities and infrastructure	9,620	8,995
Mineral interests and mineral rights	19,703	19,703
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	99,659	98,980
Accumulated depreciation and amortization	(73,239)	(72,693)
Total	$26,420	$26,287
(1)	Includes capital expenditures in accounts payable of $0.9 million and $0.7 million at March 31, 2025 and December 31, 2024, respectively.

For the three months ended March 31, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.9 million and $1.4 million, respectively.

9. Other Current Liabilities

At March 31, 2025 and December 31, 2024, other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$216	$295
Accrued property and excise taxes	261	608
Total	$477	$903

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2025 and year ended December 31, 2024:

	March 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement obligation – balance at beginning of period	$9,880	$6,500
Changes in estimate	—	2,937
Payments	—	(150)
Accretion	238	593
Asset retirement obligation – balance at end of period	$10,118	$9,880

As of March 31, 2025, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $10.1 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2024, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $9.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended March 31, 2025 and 2024, the Company capitalized variable lease costs of nil and $0.7 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On March 1, 2025, the 2024 Contract Mining agreement auto-renewed for a period of one-month and is therefore not recognized as an operating lease.

Supplemental cash flow information related to the Company’s operating lease is as follows for the three months ended March 31, 2025 and 2024:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$706

12. Other (Income), Net

For the three months ended March 31, 2025 and 2024, other income, net consisted of the following:

	Three months ended
	March 31,
	2025	2024

	(in thousands)
Interest income	$(224)	$(528)
Charitable contributions	12	13
Unrealized gain from gold and silver rounds/bullion (1)	(358)	(103)
Other income	(2)	(3)
Total other income, net	$(572)	$(621)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of March 31, 2025, potentially dilutive securities representing 100,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. As of March 31, 2024, potentially dilutive securities representing 208,000 shares of common stock were excluded from the computation of diluted earnings due to the net loss.

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended
	March 31,
	2025	2024
Net income (loss) (in thousands)	$1,249	$(2)
Basic weighted average shares of common stock outstanding	24,173,209	24,135,246
Diluted effect of share-based awards	345,155	—
Diluted weighted average common shares outstanding	24,518,364	24,135,246
Net income (loss) per share:
Basic	$0.05	$—
Diluted	$0.05	$—

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$21,420	$27,082	Level 1
Gold and silver rounds/bullion	2,265	1,907	Level 1
Accounts receivable	685	—	Level 2

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended
	March 31,
	2025	2024	Statement of Operations Classification

Unrealized gain from gold and silver rounds/bullion	$(358)	$(103)	Other income, net

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

 During the three months ended March 31, 2024, stock options to purchase an aggregate of 76,667 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended March 31, 2025.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended March 31,
	2025	2024

	(in thousands)
Restricted stock units	$391	$21
Stock options	5	33
Total	$396	$54

16. Shareholders’ Equity

During the three months ended March 31, 2025 and March 31, 2024, the Company declared and paid dividends of $2.9 million or $0.12 per share.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

17. Subsequent Event

On April 15, 2025, the Company decreased its monthly dividend to $0.01 per share, or $0.12 annually, starting in May 2025.

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

The following discussion summarizes our results of operations for the three months ended March 31, 2025 and 2024. It also analyzes our financial condition at March 31, 2025. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2024 contained in our annual report on Form 10-K for the year ended December 31, 2024.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2025 Financial Results and Highlights

●	$6.5 million net sales
●	$1.2 million net income or $0.05 per share
●	$21.4 million cash balance at March 31, 2025
●	1,780 gold ounces produced
●	$30.7 million working capital at March 31, 2025
●	$3.3 million mine gross profit
●	$1.4 million exploration expenditures
●	$1,033 total cash cost after by-product credits per gold ounce sold
●	$1,404 per ounce total all-in sustaining cost
●	$2.9 million dividends paid
●	619 ounces of gold rounds/bullion at March 31, 2025

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended March 31,
	2025	2024
Ore mined
Ore (tonnes)	53,927	66,496
Gold grade (g/t)	0.52	0.69
Waste (tonnes)	548,069	451,509
Metal production (before payable metal deductions)(1)
Gold (ozs.)	1,780	3,983
Silver (ozs.)	11,407	21,115

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended March 31, 2025 and 2024, we produced 1,780 and 3,983 ounces of gold, respectively. The decreased production in 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

	Three months ended March 31,
	2025	2024
Metal sold
Gold (ozs.)	2,336	3,970
Silver (ozs.)	15,385	20,866
Average metal prices realized (1)
Gold ($per oz.)	2,861	2,072
Silver ($per oz.)	32.11	23.28
Precious metal gold equivalent ounces sold
Gold Ounces	2,336	3,970
Gold Equivalent Ounces from Silver	173	234
	2,509	4,204

Total cash cost before by-product credits per gold ounce sold	$1,244	$783
Total cash cost after by-product credits per gold ounce sold	$1,033	$661
Total all-in sustaining cost per gold ounce sold	$1,404	$777

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Sales, net. For the three months ended March 31, 2025, consolidated sales, net were $6.5 million as compared to $8.2 million for the same period in 2024. The decrease is attributable to lower sales volumes and higher refining costs due to a shipment of slag and carbon, partially offset by higher average sales price.  First quarter 2025 gold sales volumes decreased 41%, while the average realized price for gold increased 38%, from the same period in 2024.

Lower sales volumes during the three months ended March 31, 2025, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the three months ended March 31, 2025, mine cost of sales totaled $3.2 million compared to $4.0 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the three months ended March 31, 2025, we recorded $3.3 million mine gross profit compared to $4.2 million mine gross profit for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the three months ended March 31, 2025, general and administrative expenses totaling $1.3 million did not materially change compared to $1.2 million in the same period in 2024.

Exploration expenses. For the three months ending March 31, 2025, property exploration expenses of $1.4 million as compared to $3.6 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in the first quarter of 2025 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the three months ending March 31, 2025, other income totaling $0.6 million did not materially change from the same period in 2024.

Mining and income tax expense (benefit). For the three months ended March 31, 2025, mining and income tax expense was nil as compared to $0.1 million income and mining tax (benefit) for the same period in 2024. The increase is the result of higher income before income and mining taxes, offset by a decrease in Nevada net proceeds of minerals tax due to lower sales volumes. See Note 6 to the Condensed Consolidated Financial Statements.

Net income (loss). For the three months ended March 31, 2025, we recorded net income of $1.2 million as compared to $2.0 thousand net loss in the corresponding period for 2024. The increase is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended March 31,
	2025	2024

Total cash cost after by-product credits	$2,411	$2,622
Treatment and refining charges	(148)	(45)
Depreciation and amortization	887	1,391
Reclamation and remediation	51	48
Total consolidated mine cost of sales	$3,201	$4,016

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended March 31,
	2025	2024

Total cash cost before by-product credits (1)	$2,905	$3,108
By-product credits (2)	(494)	(486)
Total cash cost after by-product credits	$2,411	$2,622
Sustaining capital expenditures	490	2
Sustaining exploration expenses	376	458
Total all-in sustaining cost	$3,277	$3,082

Gold ounces sold	2,336	3,970

Total cash cost before by-product credits per gold ounce sold	$1,244	$783
By-product credits per gold ounce sold (2)	(211)	(122)
Total cash cost after by-product credits per gold ounce sold	1,033	661
Other sustaining expenditures per gold ounce sold (3)	371	116
Total all-in sustaining cost per gold ounce sold	$1,404	$777
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended March 31,
	2025	2024
By-product credits by dollar value:
Silver sales	$494	$486
Total sales from by-products	$494	$486

	Three months ended March 31,
	2025	2024
By-product credits per gold pounce sold:
Silver sales	$211	$122
Total by-product credits per gold ounce sold	$211	$122

Liquidity and Capital Resources

As of March 31, 2025, we had a cash position of $21.4 million compared to $27.1 million at December 31, 2024. The change is primarily due to decreased cash from operations, exploration spending and dividends paid.

As of March 31, 2025, we had working capital of $30.7 million compared to $37.7 million at December 31, 2024. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of March 31, 2025, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the three months ended March 31, 2025 was $2.4 million, compared to $2.9 million for three months ended March 31, 2024. The change is primarily due to higher net income and changes in inventory, stock-based compensation, depreciation and amortization and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2025, was $0.4 million compared to $1.1 million during the same period in 2024. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the three months ended March 31, 2025 totaling $2.9 million did not materially change from the same period in 2024.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter, operations continued at the Isabella Pearl (“IP”) Mine open-pit and heap leach operations. Geological and resource modeling was initiated to assess the viability of further extraction of gold-bearing oxide material from the southern and eastern portions of the IP Mine.  A mapping and sampling campaign was started to the east of the Isabella Pearl Mine to further understand the structures that are exposed on surface.  A Minor Modification to the IP Mine Plan of Operations was submitted in the first quarter to the Bureau of Land Management and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation. The priorities of the Minor Modification are to obtain approvals to increase the authorized project area boundary, complete a Phase 3 expansion of the heap leach pad, build a public access reroute north of the main Project components, and obtain permission to develop the South Scarlet mineralized area that is to the west of the IP Mine.

County Line property: Permitting activities continued with regulatory authorities relating to the development of the proposed County Line Mine.

East Camp Douglas property: The Exploration Plan of Operations / Nevada Reclamation Permit application was submitted in the first quarter to the Bureau of Land Management and Nevada Division of Environmental Protection Bureau of Regulation and Reclamation for the East Camp Douglas property.  This exploration permit is expected to open approximately 25 acres for exploration drilling under Phase 1 of a multiphase authorization (for a total of 150 acres), which includes the lithocap area, as well as the East and West White Rock Springs targets located on the northern portion of the property.  This Exploration Plan of Operations, when granted, would allow exploration efforts beyond the current Notice of Intent (“NOI”) drill permits that limit exploration to just five acres.

Golden Mile property: No progress on permitting was completed during the quarter due to the previous administrations permit backlog.

Intrepid property: Laboratory testing was completed on samples from the Intrepid property to assess cyanide leachability.

Accounting Developments

For a discussion of recently adopted and recently issued accounting pronouncements, please see Note 2 to the Condensed Consolidated Financial Statements.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2024, and the following:

●	Permit timing due to the Bureau of Land Management (“BLM”) permit backlog caused by the Biden administration
●	The BLM and Nevada Division of Environmental Protection staffing shortages
●	Changes in the worldwide price for gold and/or silver
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Government freezes on issuing resource permits
●	Political and regulatory risks
●	Untimely permit issuance
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Global pandemics such as COVID-19 and governmental responses designed to control the pandemic
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing

●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of March 31, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2025.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended March 31, 2025, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2025.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer