Form 10-Q
period 2025-06-30
Fortitude Gold Corp
filed 2025-08-05
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 4, 2025 the registrant had 24,375,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,147	$27,082
Gold and silver rounds/bullion	2,391	1,907
Inventories	7,949	11,641
Prepaid taxes	200	200
Prepaid expenses and other current assets	884	1,025
Total current assets	28,571	41,855
Property, plant and mine development, net	23,845	26,287
Leach pad inventories	63,619	53,577
Other non-current assets	483	386
Total assets	$116,518	$122,105
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,465	$2,637
Mining taxes payable	93	592
Other current liabilities	399	903
Total current liabilities	1,957	4,132
Asset retirement obligations	7,849	9,880
Total liabilities	9,806	14,012
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,315,209 shares outstanding at June 30, 2025 and 24,173,209 shares outstanding at December 31, 2024	243	242
Additional paid-in capital	106,081	105,207
Retained earnings	388	2,644
Total shareholders' equity	106,712	108,093
Total liabilities and shareholders' equity	$116,518	$122,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales, net	$4,883	$9,554	$11,419	$17,735
Mine cost of sales:
Production costs	1,668	3,130	3,931	5,707
Depreciation and amortization	561	1,547	1,448	2,938
Reclamation and remediation	40	59	91	107
Total mine cost of sales	2,269	4,736	5,470	8,752
Mine gross profit	2,614	4,818	5,949	8,983
Costs and expenses:
General and administrative expenses	1,273	1,190	2,549	2,411
Exploration expenses	1,321	4,252	2,703	7,890
Other income, net	(942)	(539)	(1,514)	(1,160)
Total costs and expenses	1,652	4,903	3,738	9,141
Income (loss) before income and mining taxes	962	(85)	2,211	(158)
Mining and income tax expense (benefit)	113	53	113	(18)
Net income (loss)	$849	$(138)	$2,098	$(140)
Net income (loss) per common share:
Basic	$0.04	$(0.01)	$0.09	$(0.01)
Diluted	$0.03	$(0.01)	$0.09	$(0.01)
Weighted average shares outstanding:
Basic	24,246,942	24,165,209	24,210,076	24,150,288
Diluted	24,371,883	24,165,209	24,454,235	24,150,288

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2025 and 2024
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, March 31, 2024	24,161,209	$242	$104,150	$13,386	$117,778
Stock-based compensation	—	—	246	—	246
Dividends	—	—	—	(2,900)	(2,900)
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net (loss)	—	—	—	(138)	(138)
Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986

Balance, March 31, 2025	24,173,209	$242	$105,603	$992	$106,837
Stock-based compensation	—	—	479	—	479
Dividends	—	—	—	(1,453)	(1,453)
Common stock issued for vested restricted stock units	142,000	1	(1)	—	—
Net income	—	—	—	849	849
Balance, June 30, 2025	24,315,209	$243	$106,081	$388	$106,712

	Six Months Ended June 30, 2025 and 2024
		Par
	Number of	Value of			Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	300	—	300
Dividends	—	—	—	(5,796)	(5,796)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net (loss)	—	—	—	(140)	(140)
Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986

Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093
Stock-based compensation	—	—	875	—	875
Dividends	—	—	—	(4,354)	(4,354)
Common stock issued for vested restricted stock units	142,000	1	(1)	—	—
Net income	—	—	—	2,098	2,098
Balance, June 30, 2025	24,315,209	$243	$106,081	$388	$106,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$2,098	$(140)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,564	3,016
Stock-based compensation	875	300
Deferred taxes	—	92
Reclamation and remediation accretion	91	107
Unrealized gain on gold and silver rounds/bullion	(484)	(224)
Gain on retirement of debt	(652)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(485)
Inventories	(6,787)	(5,896)
Prepaid expenses and other current assets	141	(267)
Other non-current assets	(97)	(42)
Accounts payable and other accrued liabilities	(889)	(1,921)
Income and mining taxes payable	(499)	(2,419)
Net cash used in operating activities	(4,639)	(7,879)

Cash flows from investing activities:
Capital expenditures	(943)	(2,204)
Other investing activities	1	—
Net cash used in investing activities	(942)	(2,204)

Cash flows from financing activities:
Dividends paid	(4,354)	(5,796)
Proceeds from exercise of stock options	—	77
Repayment of loans payable	—	(3)
Net cash used in financing activities	(4,354)	(5,722)

Net decrease in cash and cash equivalents	(9,935)	(15,805)
Cash and cash equivalents at beginning of period	27,082	48,678
Cash and cash equivalents at end of period	$17,147	$32,873

Supplemental Cash Flow Information
Income and mining taxes paid	$612	$2,309
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$15	$436
Change in estimate for asset retirement costs	$2,534	$—

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, depreciation, and amortization) included in certain expense captions in the Consolidated Statements of Operations.  This update applies to all public business entities. The new standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting this new standard.

3. Revenue

The following table presents the Company’s net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Sales, net
Gold sales	$4,901	$9,651	$11,585	$17,877
Less: Refining charges	(18)	(97)	(166)	(142)
Total sales, net	$4,883	$9,554	$11,419	$17,735

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At June 30, 2025 and December 31, 2024, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	June 30,			December 31,
	2025			2024
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	619	$3,287	$2,036	619	$2,609	$1,616
Silver	9,858	$36	$355	9,879	$29	$291
Total holdings			$2,391			$1,907

5. Inventories

On June 30, 2025 and December 31, 2024, current inventories consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Stockpiles	$657	$2,678
Leach pad	7,023	7,814
Doré	22	843
Subtotal - product inventories	7,702	11,335
Materials and supplies	247	306
Total	$7,949	$11,641

In addition to the inventories above, as of June 30, 2025 and December 31, 2024, the Company had $63.6 million and $53.6 million, respectively, of non-current leach pad inventory.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income is taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  The Company recorded mining and income tax expense of $0.1 million for both the three months ended June 30, 2025 and 2024. For the six months ended June 30, 2025 and 2024, the Company recorded a mining and income tax expense of $0.1 million and a mining and income tax benefit of $18 thousand, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2024.  At June 30, 2025, the Company maintains a full valuation allowance on its deferred tax assets.

As of June 30, 2025, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Contractor advances	$23	$23
Prepaid insurance	448	607
Interest receivable	107	178
Other current assets	306	217
Total	$884	$1,025

8. Property, Plant and Mine Development, net

At June 30, 2025 and December 31, 2024, property, plant and mine development consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs	$5,545	$8,425
Construction-in-progress	15,103	14,915
Furniture and office equipment	798	787
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	523	523
Machinery and equipment	17,103	17,119
Process facilities and infrastructure	9,619	8,995
Mineral interests and mineral rights	19,703	19,703
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	96,907	98,980
Accumulated depreciation and amortization	(73,062)	(72,693)
Total	$23,845	$26,287
(1)	Includes capital expenditures in accounts payable of $16.0 thousand and $0.7 million at June 30, 2025 and December 31, 2024, respectively.

For the three months ended June 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.6 million and $1.6 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $1.6 million and $3.0 million, respectively.

9. Other Current Liabilities

At June 30, 2025 and December 31, 2024, other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$156	$295
Accrued property and excise taxes	234	608
Other accrued expenses	9	—
Total	$399	$903

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the six months ended June 30, 2025 and year ended December 31, 2024:

	June 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement obligation – balance at beginning of period	$9,880	$6,500
Changes in estimate	(2,534)	2,937
Payments	—	(150)
Accretion	503	593
Asset retirement obligation – balance at end of period	$7,849	$9,880

As of June 30, 2025, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond is offset by a $7.8 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. As of December 31, 2024, the Company had a $16.5 million off-balance sheet arrangement for a surety bond. This bond was offset by a $9.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended June 30, 2025 and 2024, the Company capitalized variable lease costs of nil and $0.5 million, respectively, to Inventory. During the six months ended June 30, 2025 and 2024, the Company capitalized variable lease costs of nil and $0.9 million, respectively, to Inventory

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On June 1, 2025, the 2024 Contract Mining agreement auto-renewed for a period of one-month and is therefore not recognized as an operating lease.

Supplemental cash flow information related to the Company’s operating lease is as follows for the six months ended June 30, 2025 and 2024:

	Six months ended
	June 30,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$1,170

12. Other (Income), Net

For the three and six months ended June 30, 2025 and 2024, other income, net consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Interest income	$(164)	$(448)	$(388)	$(976)
Charitable contributions	4	33	16	46
Realized/unrealized gain from gold and silver rounds/bullion (1)	(126)	(121)	(484)	(224)
Realized gain from debt retirement	(652)	—	(652)	—
Other income	(4)	(3)	(6)	(6)
Total other income, net	$(942)	$(539)	$(1,514)	$(1,160)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of June 30, 2025, potentially dilutive securities representing 160,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. As of June 30, 2024, potentially dilutive securities representing 208,000 shares of common stock were excluded from the computation of diluted earnings due to the net loss.

Basic and diluted net income (loss) per common share is calculated as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) (in thousands)	$849	$(138)	$2,098	$(140)
Basic weighted average shares of common stock outstanding	24,246,942	24,165,209	24,210,076	24,150,288
Diluted effect of share-based awards	124,941	—	244,159	—
Diluted weighted average common shares outstanding	24,371,883	24,165,209	24,454,235	24,150,288
Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.09	$(0.01)
Diluted	$0.03	$(0.01)	$0.09	$(0.01)

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$17,147	$27,082	Level 1
Gold and silver rounds/bullion	2,391	1,907	Level 1

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Six months ended
	June 30,		June 30,		Statement of
	2025	2024	2025	2024	Operations Classification

	(in thousands)
Realized/unrealized gain from gold and silver rounds/bullion	$(126)	$(121)	$(484)	$(224)	Other income, net

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

 During the six months ended June 30, 2024, stock options to purchase an aggregate of 76,667 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended June 30, 2024. No stock options were exercised during the three and six months ended June 30, 2025.

During the three and six months ended June 30, 2025, a total of 342,000 RSUs vested, and 142,000 shares were issued with an intrinsic value of $0.4 million, and a fair value of $0.7 million. The remaining 200,000 vested shares were deferred for issuance.  During the three and six months ended June 30, 2024, a total of 12,000 RSUs vested, and shares were issued with an intrinsic value of $0.1 million, and a fair value of $0.1 million.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Restricted stock units	$479	$237	$870	$258
Stock options	-	9	5	42
Total	$479	$246	$875	$300

16. Shareholders’ Equity

During the three and six months ended June 30, 2025, the Company declared and paid dividends of $1.5 million or $0.06 per share and $4.4 million or $0.18 per share, respectively. During the three and six months ended June 30, 2024, the Company declared and paid dividends of $2.9 million or $0.12 per share and $5.8 million or $0.24 per share, respectively.

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

The following discussion summarizes our results of operations for the three and six months ended June 30, 2025 and 2024. It also analyzes our financial condition at June 30, 2025. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2024 contained in our annual report on Form 10-K for the year ended December 31, 2024.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Second Quarter 2025 Financial Results and Highlights

●	$4.9 million net sales
●	$0.8 million net income or $0.04 per share
●	$17.1 million cash balance at June 30, 2025
●	1,500 gold ounces produced
●	$26.6 million working capital at June 30, 2025
●	$2.6 million mine gross profit
●	$1.3 million exploration expenditures
●	$1,131 total cash cost after by-product credits per gold ounce sold
●	$1,452 per ounce total all-in sustaining cost
●	$1.5 million dividends paid
●	619 ounces of gold rounds/bullion at June 30, 2025

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Ore mined
Ore (tonnes)	34,174	120,270	88,101	186,766
Gold grade (g/t)	0.33	0.53	0.45	0.59
Waste (tonnes)	474,654	348,488	1,022,723	799,997
Metal production (before payable metal deductions)(1)
Gold (ozs.)	1,500	4,150	3,280	8,133
Silver (ozs.)	8,819	16,178	20,226	37,293

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended June 30, 2025 and 2024, we produced 1,500 and 4,150 ounces of gold, respectively. The decreased production in the second quarter of 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we began removing the waste for Phase 5 at Isabella Pearl during the quarter.

During the six months ended June 30, 2025 and 2024, we produced 3,280 and 8,133 ounces of gold, respectively. The decreased production in 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we began removing the waste for Phase 5 at Isabella Pearl during the second quarter.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Metal sold
Gold (ozs.)	1,491	4,123	3,827	8,093
Silver (ozs.)	8,708	15,806	24,093	36,672
Average metal prices realized (1)
Gold ($per oz.)	3,287	2,341	3,027	2,209
Silver ($per oz.)	33.18	29.11	32.49	25.80
Precious metal gold equivalent ounces sold
Gold Ounces	1,491	4,123	3,827	8,093
Gold Equivalent Ounces from Silver	88	197	259	428
	1,579	4,320	4,086	8,521

Total cash cost before by-product credits per gold ounce sold	$1,325	$894	$1,275	$840
Total cash cost after by-product credits per gold ounce sold	$1,131	$782	$1,070	$723
Total all-in sustaining cost per gold ounce sold	$1,452	$1,013	$1,461	$898

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Sales, net. For the three months ended June 30, 2025, consolidated sales, net were $4.9 million as compared to $9.6 million for the same period in 2024. The decrease is mainly attributable to lower sales volumes, partially offset by higher average sales price.  Second quarter 2025 gold sales volumes decreased 64%, while the average realized price for gold increased 40%, from the same period in 2024.

Lower sales volumes during the three months ended June 30, 2025, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the three months ended June 30, 2025, mine cost of sales totaled $2.3 million compared to $4.7 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the three months ended June 30, 2025, we recorded $2.6 million mine gross profit compared to $4.8 million mine gross profit for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to waste mining for Isabella Pearl Phase 5 and lower-grade ore mined.

General and administrative. For the three months ended June 30, 2025, general and administrative expenses totaling $1.3 million did not materially change compared to $1.2 million in the same period in 2024.

Exploration expenses. For the three months ending June 30, 2025, property exploration expenses of $1.3 million as compared to $4.3 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in the second quarter of 2025 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the three months ending June 30, 2025, other income totaled $0.9 million as compared to $0.5 million for the same period of 2024. The change is due to a gain on retirement of debt, offset by a decrease in interest income.

Mining and income tax expense. Mining and income tax expense totaling $0.1 million did not materially change from the same period in 2024. See Note 6 to the Condensed Consolidated Financial Statements.

Net income (loss). For the three months ended June 30, 2025, we recorded net income of $0.8 million as compared to $0.1 million net loss in the corresponding period for 2024. The increase is due to the changes in our consolidated results of operations as discussed above.

Consolidated Results of Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Sales, net. For the six months ended June 30, 2025, consolidated sales, net were $11.4 million as compared to $17.7 million for the same period in 2023. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. For the six months ending June 30, 2025, gold sales volumes decreased 53% in 2025, while the average realized price for gold increased 37%, from the same period in 2024.

Lower sales volumes during the six months ended June 30, 2025, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the six months ended June 30, 2025, mine cost of sales totaled $5.5 million compared to $8.8 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the six months ended June 30, 2025, we recorded $5.9 million mine gross profit compared to $9.0 million mine gross profit for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to waste mining for Isabella Pearl Phase 5 and lower-grade ore mined.

General and administrative. For the six months ended June 30, 2025, general and administrative expenses totaling $2.5 million did not materially change compared to $2.4 million for the same period in 2024.

Exploration expenses. For the six months ending June 30, 2025, property exploration expenses were $2.7 million as compared to $7.9 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in 2025 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the six months ending June 30, 2025, other income totaled $1.5 million as compared to $1.2 million for the same period of 2024. The change is due to an increase in unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices and a gain on retirement of debt, offset by a decrease in interest income.

Mining and income tax expense (benefit). For the six months ended June 30, 2025, income and mining tax expense was $0.1 million as compared to $18 thousand income and mining tax (benefit) for the same period in 2024. The increase is the result of our higher income before income and mining taxes. See Note 6 to the Condensed Consolidated Financial Statements.

Net income (loss). For the six months ended June 30, 2025, we recorded net income of $2.1 million as compared to net loss of $0.1 million in the corresponding period for 2024. The increase is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands)
Total cash cost after by-product credits	$1,686	$3,227	$4,097	$5,849
Treatment and refining charges	(18)	(97)	(166)	(142)
Depreciation and amortization	561	1,547	1,448	2,938
Reclamation and remediation	40	59	91	107
Total consolidated mine cost of sales	$2,269	$4,736	$5,470	$8,752

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$1,975	$3,687	$4,880	$6,795
By-product credits (2)	(289)	(460)	(783)	(946)
Total cash cost after by-product credits	$1,686	$3,227	$4,097	$5,849
Sustaining capital expenditures	151	449	792	451
Sustaining exploration expenses	328	504	704	962
Total all-in sustaining cost	$2,165	$4,180	$5,593	$7,262

Gold ounces sold	1,491	4,123	3,827	8,093

Total cash cost before by-product credits per gold ounce sold	$1,325	$894	$1,275	$840
By-product credits per gold ounce sold (2)	(194)	(112)	(205)	(117)
Total cash cost after by-product credits per gold ounce sold	1,131	782	1,070	723
Other sustaining expenditures per gold ounce sold (3)	321	231	391	175
Total all-in sustaining cost per gold ounce sold	$1,452	$1,013	$1,461	$898
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
By-product credits by dollar value:
Silver sales	$289	$460	$783	$946
Total sales from by-products	$289	$460	$783	$946

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
By-product credits per gold ounce sold:
Silver sales	$194	$112	$205	$117
Total by-product credits per gold ounce sold	$194	$112	$205	$117

Liquidity and Capital Resources

As of June 30, 2025, we had a cash position of $17.1 million compared to $27.1 million at December 31, 2024. The change is primarily due to decreased cash from operations, exploration spending and dividends paid.

As of June 30, 2025, we had working capital of $26.6 million compared to $37.7 million at December 31, 2024. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of June 30, 2025, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the six months ended June 30, 2025 was $4.6 million, compared to $7.9 million for six months ended June 30, 2024. The change is primarily due to higher net income and changes in depreciation and amortization, inventory, income and mining taxes payable and accounts payable.

Net cash used in investing activities for the six months ended June 30, 2025, was $0.9 million compared to $2.2 million during the same period in 2024. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the six months ended June 30, 2025 totaling $4.4 million compared to $5.7 million during the same period in 2024. The decrease is primarily attributable to lower dividends due to the decreased dividend beginning in May 2025.

Development and Exploration Activities

Isabella Pearl Mine: During the second quarter, operations continued at the Isabella Pearl (“IP”) Mine open-pit and heap leach operations. Geological and resource modeling was initiated to assess the viability of further extraction of gold-bearing oxide material from the South Scarlet area, which is directly to the west of the IP Mine. A mapping and sampling campaign continued in the vicinity of the Isabella Pearl Mine to further understand the structures that are exposed on the surface. A Minor Modification to the IP Mine Plan of Operations continued to be advanced in the second quarter with the Bureau of Land Management (“BLM”) and the Nevada Division of Environmental Protection Bureau of Mining Regulation and Reclamation (“NDEP BMRR”). The priorities of the Minor Modification are to obtain approvals to increase the authorized project area boundary, complete a Phase 3 expansion of the heap leach pad, build a public access reroute north of the main Project components, and obtain permission to develop the Scarlet South mineralized area.

County Line property: Permitting activities continued with regulatory authorities relating to the development of the proposed County Line Mine. On June 17, 2025, the BLM posted the Plan of Operations for the County Line project on its website for a 30-day public review and comment period. The BLM actions move the project into the final approval stages. Two reverse circulation holes were drilled to further test for water in the County Line area. In addition, a water monitoring well was drilled to the southeast of the County Line pit to satisfy a requirement by NDEP BMRR.

East Camp Douglas property: Following the submission of the Exploration Plan of Operations/Nevada Reclamation Permit application in the first quarter to the BLM and NDEP BMRR, no additional permitting efforts were finalized during the second quarter.

Golden Mile property: On June 27, 2025, the BLM received notification that the Golden Mile Mine Project was selected to be on the FAST-41 Transparency Dashboard. The FAST-41 program increases transparency through the publication of project-estimated timetables with completion dates for federal authorizations and environmental reviews.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of June 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer

(our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending June 30, 2025.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended June 30, 2025, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2025.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer