Form 10-Q
period 2025-09-30
Fortitude Gold Corp
filed 2025-11-04
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 3, 2025 the registrant had 24,375,209 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,724	$27,082
Gold and silver rounds/bullion	2,822	1,907
Accounts receivable	406	—
Inventories	19,903	11,641
Prepaid taxes	450	200
Prepaid expenses and other current assets	1,037	1,025
Total current assets	36,342	41,855
Property, plant and mine development, net	43,717	26,287
Leach pad inventories	54,980	53,577
Other non-current assets	1,145	386
Total assets	$136,184	$122,105
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,620	$2,637
Finance lease liabilities, current	5,722	—
Mining taxes payable	35	592
Other current liabilities	502	903
Total current liabilities	7,879	4,132
Asset retirement obligations	9,940	9,880
Finance lease liabilities, long-term	11,630	—
Total liabilities	29,449	14,012
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,375,209 shares outstanding at September 30, 2025 and 24,173,209 shares outstanding at December 31, 2024	244	242
Additional paid-in capital	106,601	105,207
(Accumulated deficit) retained earnings	(110)	2,644
Total shareholders' equity	106,735	108,093
Total liabilities and shareholders' equity	$136,184	$122,105

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales, net	$4,654	$10,229	$16,073	$27,964
Mine cost of sales:
Production costs	1,627	3,784	5,558	9,491
Depreciation and amortization	517	1,597	1,965	4,535
Reclamation and remediation	44	69	135	176
Total mine cost of sales	2,188	5,450	7,658	14,202
Mine gross profit	2,466	4,779	8,415	13,762
Costs and expenses:
General and administrative expenses	1,257	1,739	3,806	4,150
Exploration expenses	1,575	2,731	4,278	10,621
Other income, net	(541)	(520)	(2,055)	(1,680)
Total costs and expenses	2,291	3,950	6,029	13,091
Income before income and mining taxes	175	829	2,386	671
Mining and income tax (benefit) expense	(58)	(117)	55	(135)
Net income	$233	$946	$2,331	$806
Net income per common share:
Basic	$0.01	$0.04	$0.10	$0.03
Diluted	$0.01	$0.04	$0.10	$0.03
Weighted average shares outstanding:
Basic	24,366,637	24,173,209	24,262,841	24,156,816
Diluted	24,543,347	24,261,954	24,510,012	24,242,708

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2025 and 2024
		Par		(Accumulated
	Number of	Value of		Deficit)	Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, June 30, 2024	24,173,209	$242	$104,396	$10,348	$114,986
Stock-based compensation	—	—	405	—	405
Dividends	—	—	—	(2,901)	(2,901)
Net income	—	—	—	946	946
Balance, September 30, 2024	24,173,209	$242	$104,801	$8,393	$113,436

Balance, June 30, 2025	24,315,209	$243	$106,081	$388	$106,712
Stock-based compensation	—	—	521	—	521
Dividends	—	—	—	(731)	(731)
Common stock issued for vested restricted stock units	60,000	1	(1)	—	—
Net income	—	—	—	233	233
Balance, September 30, 2025	24,375,209	$244	$106,601	$(110)	$106,735

	Nine Months Ended September 30, 2025 and 2024
		Par		(Accumulated
	Number of	Value of		Deficit)	Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	705	—	705
Dividends	—	—	—	(8,697)	(8,697)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net income	—	—	—	806	806
Balance, September 30, 2024	24,173,209	$242	$104,801	$8,393	$113,436

Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093
Stock-based compensation	—	—	1,396	—	1,396
Dividends	—	—	—	(5,085)	(5,085)
Common stock issued for vested restricted stock units	202,000	2	(2)	—	—
Net income	—	—	—	2,331	2,331
Balance, September 30, 2025	24,375,209	$244	$106,601	$(110)	$106,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$2,331	$806
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,142	4,668
Stock-based compensation	1,396	705
Deferred taxes	—	(478)
Reclamation and remediation accretion	135	176
Reclamation payments	—	(83)
Unrealized gain on gold and silver rounds/bullion	(917)	(428)
Gain on retirement of debt	(652)	—
Other operating adjustments	(1)	—
Changes in operating assets and liabilities:
Accounts receivable	(406)	42
Inventories	(10,109)	(8,434)
Prepaid expenses and other current assets	(12)	6
Other non-current assets	(759)	(42)
Accounts payable and other accrued liabilities	(819)	(1,407)
Income and mining taxes payable	(807)	(1,965)
Net cash used in operating activities	(8,478)	(6,434)

Cash flows from investing activities:
Capital expenditures	(1,256)	(3,305)
Other investing activities	3	—
Net cash used in investing activities	(1,253)	(3,305)

Cash flows from financing activities:
Dividends paid	(5,085)	(8,697)
Proceeds from exercise of stock options	—	77
Repayment of loans payable	—	(3)
Repayment of capital leases	(542)	—
Net cash used in financing activities	(5,627)	(8,623)

Net decrease in cash and cash equivalents	(15,358)	(18,362)
Cash and cash equivalents at beginning of period	27,082	48,678
Cash and cash equivalents at end of period	$11,724	$30,316

Supplemental Cash Flow Information
Income and mining taxes paid	$862	$2,309
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$204	$(69)
Change in estimate for asset retirement costs	$694	$2,937
Equipment purchased under finance lease	$17,895	$—

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

3. Revenue

The following table presents the Company’s net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Sales, net
Gold sales	$4,739	$10,251	$16,324	$28,128
Less: Refining charges	(85)	(22)	(251)	(164)
Total sales, net	$4,654	$10,229	$16,073	$27,964

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At September 30, 2025 and December 31, 2024, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	September 30,			December 31,
	2025			2024
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	619	$3,825	$2,369	619	$2,609	$1,616
Silver	9,800	$46	$453	9,879	$29	$291
Total holdings			$2,822			$1,907

5. Inventories

On September 30, 2025 and December 31, 2024, current inventories consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Stockpiles	$801	$2,678
Leach pad	18,809	7,814
Doré	15	843
Subtotal - product inventories	19,625	11,335
Materials and supplies	278	306
Total	$19,903	$11,641

In addition to the inventories above, as of September 30, 2025 and December 31, 2024, the Company had $55.0 million and $53.6 million, respectively, of non-current leach pad inventory.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income is taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  For both the three months ended September 30, 2025 and 2024, the Company recorded mining and income tax benefit of $0.1 million. For the nine months ended September 30, 2025 and 2024, the Company recorded a mining and income tax expense of $0.1 million and a mining and income tax benefit of $0.1 million, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2024.  At September 30, 2025, the Company maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2025, the Company believes that it has no liability for uncertain tax positions.

7. Prepaid Expenses and Other Current Assets

At September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Contractor advances	$408	$23
Prepaid insurance	408	607
Interest receivable	36	178
Other current assets	185	217
Total	$1,037	$1,025

8. Property, Plant and Mine Development, net

At September 30, 2025 and December 31, 2024, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs	$7,385	$8,425
Construction-in-progress	14,962	14,915
Furniture and office equipment	825	787
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	523	523
Machinery and equipment	35,013	17,119
Process facilities and infrastructure	10,220	8,995
Mineral interests and mineral rights	19,703	19,703
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	117,144	98,980
Accumulated depreciation and amortization	(73,427)	(72,693)
Total	$43,717	$26,287

(1)	Includes capital expenditures in accounts payable of $0.2 million and $0.7 million at September 30, 2025 and December 31, 2024, respectively.

For the three months ended September 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $0.5 million and $1.7 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded depreciation and amortization expense of $2.1 million and $4.7 million, respectively.

9. Other Current Liabilities

At September 30, 2025 and December 31, 2024, other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$151	$295
Accrued property and excise taxes	351	608
Total	$502	$903

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2025 and year ended December 31, 2024:

	September 30,	December 31,
	2025	2024

	(in thousands)
Asset retirement obligation – balance at beginning of period	$9,880	$6,500
Changes in estimate	(694)	2,937
Payments	—	(150)
Accretion	754	593
Asset retirement obligation – balance at end of period	$9,940	$9,880

As of September 30, 2025 and December 31, 2024, the Company had off-balance sheet arrangements for a surety bond for its Isabella Pearl Mine of $23.1 million and $16.5 million, respectively. As of September 30, 2025 and December 31, 2024, the bond is offset by asset retirement obligations for future reclamation of $9.9 million. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

As of September 30, 2025 and December 31, 2024, the Company had off-balance sheet arrangements for a surety bond for its County Line property of $5 million and nil, respectively. As of September 30, 2025, no ground disturbances have been made at the Company’s County Line property therefore, there is no asset retirement obligation for future reclamation.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the three months ended September 30, 2025 and 2024, the Company capitalized variable lease costs of nil, to Inventory. During the nine months ended September 30, 2025 and 2024, the Company capitalized variable lease costs of nil and $0.9 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On September 1, 2025, the 2024 Contract Mining agreement auto-renewed for a period of one-month and is therefore not recognized as an operating lease.

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.50% to 6.55% and require monthly principal, interest, and sales tax payments of $0.5 million. The weighted average discount rate for the Company’s finance leases is 6.5%. Scheduled minimum annual payments as of September 30, 2025 are as follows (in thousands):

Year Ending December 31:
2025	$1,752
2026	6,505
2027	6,505
2028	4,211
Thereafter	—
Total minimum obligations	18,973
Less: interest portion	(1,621)
Present value of minimum payments	17,352
Less: current portion	(5,722)
Long-term portion of minimum payments	$11,630

The weighted average remaining lease term for the Company’s finance leases as of September 30, 2025 is 2.9 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$1,170
Financing cash flows from finance leases	542	—

12. Other (Income), Net

For the three and nine months ended September 30, 2025 and 2024, other income, net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Interest income	$(110)	$(373)	$(498)	$(1,349)
Charitable contributions	4	14	20	60
Unrealized gain from gold and silver rounds/bullion (1)	(433)	(204)	(917)	(428)
Realized gain from debt retirement	—	—	(652)	—
Other income	(2)	43	(8)	37
Total other income, net	$(541)	$(520)	$(2,055)	$(1,680)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of September 30, 2025, potentially dilutive securities representing 160,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. As of September 30, 2024, potentially dilutive securities representing 100,000 shares of common stock from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (in thousands)	$233	$946	$2,331	$806
Basic weighted average shares of common stock outstanding	24,366,637	24,173,209	24,262,841	24,156,816
Diluted effect of share-based awards	176,710	88,745	247,171	85,892
Diluted weighted average common shares outstanding	24,543,347	24,261,954	24,510,012	24,242,708
Net income per share:
Basic	$0.01	$0.04	$0.10	$0.03
Diluted	$0.01	$0.04	$0.10	$0.03

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$11,724	$27,082	Level 1
Gold and silver rounds/bullion	2,822	1,907	Level 1
Accounts receivable	406	—	Level 2

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024	Statement of Operations Classification

	(in thousands)
Unrealized gain from gold and silver rounds/bullion	$(433)	$(204)	$(917)	$(428)	Other income, net

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

During the nine months ended September 30, 2024, the Company granted RSUs of 1,100,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $4.59 per share.  No RSUs were granted during the nine months ended September 30, 2025, or during the three months ended September 30, 2025 and 2024.

During the nine months ended September 30, 2025, a total of 342,000 RSUs vested, and 202,000 shares were issued with an intrinsic value of $0.7 million, and a fair value of $1.0 million. The remaining 140,000 vested shares were deferred for issuance.  During the three months ended September 30, 2025, previously vested shares of 60,000 were issued with an intrinsic value of $0.2 million, and a fair value of $0.3 million. During the nine months ended September 30, 2024, a total of 12,000 RSUs vested, and shares were issued with an intrinsic value of $0.1 million, and a fair value of $0.1 million. No RSUs vested during the three months ended September 30, 2025 and 2024.

 During the nine months ended September 30, 2024, stock options to purchase an aggregate of 76,667 shares of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share. No stock options were exercised during the three months ended September 30, 2024, or during the three and nine months ended September 30, 2025.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)		(in thousands)
Restricted stock units	$521	$398	$1,391	$656
Stock options	-	7	5	49
Total	$521	$405	$1,396	$705

16. Shareholders’ Equity

During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $0.7 million or $0.03 per share and $5.1 million or $0.21 per share, respectively. During the three and nine months ended September 30, 2024, the Company declared and paid dividends of $2.9 million or $0.12 per share and $8.7 million or $0.36 per share, respectively.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2025 and 2024. It also analyzes our financial condition at September 30, 2025. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2024 contained in our annual report on Form 10-K for the year ended December 31, 2024.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2025 Financial Results and Highlights

●	$4.7 million net sales
●	$0.2 million net income or $0.01 per share
●	$11.7 million cash balance at September 30, 2025
●	1,384 gold ounces produced
●	$28.5 million working capital at September 30, 2025
●	$2.5 million mine gross profit
●	$1.6 million exploration expenditures
●	$1,244 total cash cost after by-product credits per gold ounce sold
●	$1,956 per ounce total all-in sustaining cost
●	$0.7 million dividends paid
●	619 ounces of gold rounds/bullion at September 30, 2025

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Ore mined
Ore (tonnes)	27,650	149,259	115,751	336,025
Gold grade (g/t)	0.26	0.66	0.40	0.62
Waste (tonnes)	430,794	208,176	1,453,517	1,008,173
Metal production (before payable metal deductions)(1)
Gold (ozs.)	1,384	4,220	4,664	12,353
Silver (ozs.)	8,208	11,488	28,434	48,781

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended September 30, 2025 and 2024, we produced 1,384 and 4,220 ounces of gold, respectively. The decreased production in the third quarter of 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was limited to lower grade ore being mined from the early stages of the Phase 5 area of the Isabella Pearl deposit.

During the nine months ended September 30, 2025 and 2024, we produced 4,664 and 12,353 ounces of gold, respectively. The decreased production in 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was limited to lower grade ore being mined from the Civit Cat area of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile as we began removing the waste for Phase 5 at Isabella Pearl during the second quarter.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Metal sold
Gold (ozs.)	1,376	4,199	5,203	12,292
Silver (ozs.)	7,968	11,380	32,061	48,052
Average metal prices realized (1)
Gold ($per oz.)	3,444	2,441	3,137	2,288
Silver ($per oz.)	40.04	29.07	34.37	26.57
Precious metal gold equivalent ounces sold
Gold Ounces	1,376	4,199	5,203	12,292
Gold Equivalent Ounces from Silver	93	136	351	558
	1,469	4,335	5,554	12,850

Total cash cost before by-product credits per gold ounce sold	$1,476	$985	$1,328	$889
Total cash cost after by-product credits per gold ounce sold	$1,244	$906	$1,116	$785
Total all-in sustaining cost per gold ounce sold	$1,956	$990	$1,563	$929

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit increased due mainly to lower sales volumes.

Consolidated Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Sales, net. For the three months ended September 30, 2025, consolidated sales, net were $4.7 million as compared to $10.2 million for the same period in 2024. The decrease is mainly attributable to lower sales volumes, partially offset by higher average sales price.  Third quarter 2025 gold sales volumes decreased 67%, while the average realized price for gold increased 41%, from the same period in 2024.

Lower sales volumes during the three months ended September 30, 2025, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the three months ended September 30, 2025, mine cost of sales totaled $2.2 million compared to $5.5 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the three months ended September 30, 2025, we recorded $2.5 million mine gross profit compared to $4.8 million mine gross profit for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to waste mining for Isabella Pearl Phase 5 and lower-grade ore mined.

General and administrative. For the three months ended September 30, 2025, general and administrative expenses were $1.3 million as compared to $1.7 million in the same period in 2024. The decrease is primarily attributable to a decrease in employee compensation to preserve capital due to permit delays of our next targeted mine build at County Line.

Exploration expenses. For the three months ending September 30, 2025, property exploration expenses of $1.6 million as compared to $2.7 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in the third quarter of 2025 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the three months ending September 30, 2025, other income of $0.5 million did not materially change compared to $0.5 million from the same period of 2024.

Mining and income tax benefit. For the three months ended September 30, 2025, income and mining tax benefit of $0.1 million did not materially change from the same period in 2024. See Note 6 to the Condensed Consolidated Financial Statements.

Net income. For the three months ended September 30, 2025, we recorded a net income of $0.2 million as compared to $0.9 million in the corresponding period for 2024. The decrease is due to the changes in our consolidated results of operations as discussed above.

Consolidated Results of Operations – Nine months Ended September 30, 2025 Compared to Nine months Ended September 30, 2024

Sales, net. For the nine months ended September 30, 2025, consolidated sales, net were $16.1 million as compared to $28.0 million for the same period in 2024. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. For the nine months ending September 30, 2025, gold sales volumes decreased 58% in 2025, while the average realized price for gold increased 37%, from the same period in 2024.

Lower sales volumes during the nine months ended September 30, 2025, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the nine months ended September 30, 2025, mine cost of sales totaled $7.7 million compared to $14.2 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the nine months ended September 30, 2025, we recorded $8.4 million mine gross profit compared to $13.8 million mine gross profit for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to waste mining for Isabella Pearl Phase 5 and lower-grade ore mined.

General and administrative. For the nine months ended September 30, 2025, general and administrative expenses were $3.8 million as compared to $4.2 million in the same period in 2024. The decrease is primarily attributable to a decrease in employee compensation to preserve capital due to permit delays of our next targeted mine build at County Line.

Exploration expenses. For the nine months ending September 30, 2025, property exploration expenses were $4.3 million as compared to $10.6 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in 2025 primarily related to exploration, hydrogeological investigations, and permitting studies at East Camp Douglas, County Line and the Isabella Pearl trend properties.

 Other income, net. For the nine months ending September 30, 2025, other income totaled $2.1 million as compared to $1.7 million for the same period of 2024. The change is due to an increase in unrealized gains on our gold and silver bullion/rounds as a result of increasing gold and silver prices and a gain on retirement of debt, offset by a decrease in interest income.

Mining and income tax expense (benefit). For the nine months ended September 30, 2025, income and mining tax expense was $0.1 million as compared to $0.1 million income and mining tax (benefit) for the same period in 2024. The increase is the result of our higher income before income and mining taxes. See Note 6 to the Condensed Consolidated Financial Statements.

Net income. For the nine months ended September 30, 2025, we recorded net income of $2.3 million as compared to $0.8 million in the corresponding period for 2024. The increase is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
Total cash cost after by-product credits	$1,712	$3,806	$5,809	$9,655
Treatment and refining charges	(85)	(22)	(251)	(164)
Depreciation and amortization	517	1,597	1,965	4,535
Reclamation and remediation	44	69	135	176
Total consolidated mine cost of sales	$2,188	$5,450	$7,658	$14,202

The following table presents the non-GAAP measures of total cash cost and AISC:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$2,031	$4,137	$6,911	$10,932
By-product credits (2)	(319)	(331)	(1,102)	(1,277)
Total cash cost after by-product credits	$1,712	$3,806	$5,809	$9,655
Sustaining capital expenditures	401	48	1,042	500
Sustaining exploration expenses	579	305	1,283	1,267
Total all-in sustaining cost	$2,692	$4,159	$8,134	$11,422

Gold ounces sold	1,376	4,199	5,203	12,292

Total cash cost before by-product credits per gold ounce sold	$1,476	$985	$1,328	$889
By-product credits per gold ounce sold (2)	(232)	(79)	(212)	(104)
Total cash cost after by-product credits per gold ounce sold	1,244	906	1,116	785
Other sustaining expenditures per gold ounce sold (3)	712	84	447	144
Total all-in sustaining cost per gold ounce sold	$1,956	$990	$1,563	$929
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(in thousands)
By-product credits by dollar value:
Silver sales	$319	$331	$1,102	$1,277
Total sales from by-products	$319	$331	$1,102	$1,277

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
By-product credits per gold ounce sold:
Silver sales	$232	$79	$212	$104
Total by-product credits per gold ounce sold	$232	$79	$212	$104

Liquidity and Capital Resources

As of September 30, 2025, we had a cash position of $11.7 million compared to $27.1 million at December 31, 2024. The change is primarily due to decreased cash from operations, exploration spending and dividends paid.

As of September 30, 2025, we had working capital of $28.5 million compared to $37.7 million at December 31, 2024. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. With our working capital balance as of September 30, 2025, we believe that our liquidity and capital resources are adequate to fund our operations, exploration, capital, and corporate activities for the next twelve months.

Net cash used in operating activities for the nine months ended September 30, 2025 was $8.5 million, compared to $6.4 million for nine months ended September 30, 2024. The change is primarily due to increases in inventory, accounts receivable and other non-current assets, partially offset by decreases in income and mining taxes payable and accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2025, was $1.3 million compared to $3.3 million during the same period in 2024. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities for the nine months ended September 30, 2025 totaling $5.6 million compared to $8.6 million during the same period in 2024. The decrease is primarily attributable to lower dividends due to the decreased dividend beginning in May 2025.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, operations continued at the Isabella Pearl (“IP”) Mine open-pit and heap leach operations. A mapping and sampling campaign continued in the vicinity of the IP Mine to further understand the structures that are exposed on the surface. A Minor Modification to the IP Mine Plan of Operations was approved in third quarter by the Bureau of Land Management (“BLM”) and Nevada Division of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“BMRR”) that provided approvals to increase the authorized project area boundary, complete a Phase 3 expansion of the heap leach pad, build a public access reroute north of the main Project components, and create surface disturbance in the Scarlet South mineralized area. Geochemical studies are still ongoing in coordination with the NDEP BMRR to obtain authorization to mine the Scarlet South pit.

County Line property: The County Line Mine was approved by the BLM and NDEP in September 2025 and the project now has all permits needed to build and operate this new mine. Planning and ground preparation were underway for the drilling of a water well in the fourth quarter. A resource estimation update for the County Line main pit area and East Zone pit area is scheduled to commence in the fourth quarter.

East Camp Douglas property: The Exploration Plan of Operations/Nevada Reclamation Permit application is still in review with the BLM and NDEP BMRR. Comment responses were completed during the third quarter and ongoing coordination with BLM to confirm completeness of required baseline resource studies continue.

Golden Mile property: During the third quarter, Material Characterization studies of waste rocks were initiated using core from previous drilling to meet the characterization requirements of NDEP. In addition, interpretation of the hydrogeological results was advanced. The Golden Mile Project continues to be included on the FAST-41 Transparency Dashboard. The Fast-41 program increases transparency through the publication of project-estimated timetables with completion dates for federal authorizations and environmental reviews.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2024, and the following:

●	Permit timing due to the Bureau of Land Management (“BLM”) permit backlog caused by the Biden administration
●	The BLM and Nevada Division of Environmental Protection staffing shortages
●	Changes in the worldwide price for gold and/or silver
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Government shutdowns and freezes on issuing resource permits
●	Political and regulatory risks
●	Untimely permit issuance
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Weather conditions, including unusually heavy rains
●	Earthquakes or other unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of September 30, 2025, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2025.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended September 30, 2025, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer