Form 10-K
period 2025-12-31
Fortitude Gold Corp
filed 2026-03-03
CIK 1828377

][

‘’’’’’’’’’’

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive‐based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D‐1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock held by non-affiliates on June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $82,018,466. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s Common Stock as of March 2, 2026, was 26,895,415.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Rather, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. If you are risk-averse, you should NOT buy shares in Fortitude Gold Corporation.  Unexpected events happen and are likely to change forecasts and targets. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Permit timing due to the Bureau of Land Management (“BLM”), including the permit backlog caused by the Biden / Harris administration
●	Inflationary pressures and supply chain disruptions, with particular consideration on the outlook for increased costs specific to labor, materials, consumables and fuel and energy on operations
●	Global pandemics and governmental responses designed to control the pandemic
●	Changes in the worldwide price for gold and/or silver
●	Commodity price fluctuations
●	Volatility in the equities markets
●	Adverse results from our exploration or production efforts
●	Producing at rates lower than those targeted
●	Political and regulatory risks
●	Weather conditions, including unusually heavy rains
●	Earthquakes or unforeseen ground movements impacting mining or processing
●	Failure to meet our revenue or profit goals or operating budget
●	Technological innovations by competitors or in competing technologies
●	Cybersecurity threats
●	Investor perception of our industry or our prospects
●	Lawsuits
●	General economic trends

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

We own 100% of seven properties in Nevada, totaling 2,491 claims, which include 2,385 unpatented lode and placer mineral claims, 95 mill site claims, 11 patented claims (10 owned and 1 leased), and ~80 acres of fee lands. The seven properties cover approximately 44,408 acres (17,971 ha), subject to the paramount title of the United States of America, under the administration of the Bureau of Land Management (“BLM”). Under the Mining Law of 1872, which governs the location of unpatented claims on federal lands, the owner (locator) has the right to explore, develop, and mine minerals on unpatented claims without payments of production royalties to the U.S. government, subject to the surface management regulations of the BLM. Currently, annual claim maintenance fees are the only federal payments related to unpatented claims. In 2025, we paid approximately $725,000 in annual claim maintenance fees to various counties and the BLM.

Patented claims and fee lands unlike unpatented claims, pass title to the holder.  The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located.  Annual property taxes on our patented claims and fee lands have been paid through June 30, 2026.

On February 27, 2026, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with a third party to accelerate the exploration and development of its East Camp Douglas property located in Mineral County, Nevada. Pursuant to the JV Agreement, the parties formed an operating subsidiary, East Camp Douglas JV (the “JV”), in which the Company holds a 60% ownership interest and the third party holds the remaining 40% interest. East Camp Douglas is comprised of 293 unpatented lode mineral claims, 24 unpatented placer claims, 12 patented mining claims, and two fee land parcels, totaling 5,588 acres (2,261 ha) in Nevada.

All our properties are in Nevada, seven are in the Walker Lane Mineral Belt which is known for its significant and high-grade gold and silver production and one in west-central Nevada. Activities at our properties in Nevada range from exploration at Intrepid, Dauntless and Ripper, mineral delineation at Mina Gold and East Camp Douglas, resource definition, engineering and permitting at County Line, Golden Mile, Scarlet South and Scarlet North, to production at Isabella Pearl. We believe that our Nevada properties have excellent potential for additional discoveries of both bulk tonnage replacement-type and bonanza-grade vein-type gold deposits, similar to other gold deposits historically mined by other companies in the Paradise Peak, Borealis, Bodie, Tonopah, Goldfield, and Rochester districts.

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

Environmental Matters

We conduct our operations while protecting the environment and believe our operations are in compliance with applicable laws and regulations in all material respects. Our operating mine has a reclamation plan in place that we believe meets all applicable legal and regulatory requirements. At December 31, 2025, $10.9 million was accrued on our consolidated balance sheet for reclamation costs relating to our properties.

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

To maintain an unpatented mining claims in good standing, the claim owner must file with the Bureau of Land Management (“BLM”) an annual maintenance fee ($200 for each claim, which may change year to year), a maintenance fee waiver certification, or proof of labor or affidavit of assessment work, all in accordance with the laws at the time of filing which may periodically change.

In connection with mining, processing, milling and exploration activities, we are subject to United States federal, state and local laws and regulations governing the protection of the environment, including laws and regulations relating to protection of air and water quality, hazardous waste management and mine reclamation as well as the protection of endangered or threatened species. The departments responsible for the environmental regulation include the United States Environmental Protection Agency (“EPA”), the Nevada Department of Environmental Protection (“NDEP”), the Bureau of Land Management (“BLM”) and the Nevada Department of Wildlife (“NDOW”). Any of these and other regulators have broad authority to shut down and/or levy fines against facilities that do not comply with their environmental and operational regulations or standards. Potential areas of environmental consideration for mining companies, including ours, include but are not limited to, acid rock drainage, cyanide containment and handling, contamination of water sources, dust, and noise.

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

Customers

For both the years ended December 31, 2025 and 2024, one customer accounted for 94% and 99%, respectively, of our revenue from our Isabella Pearl mine. In the event that our relationship with this customer is interrupted for any reason, we believe that we would be able to locate another entity to purchase our products. However, any interruption could temporarily disrupt the sale of our principal products and adversely affect our operating results. We periodically review our options for alternative sales outlets to mitigate the concentration of risk in case of any unforeseen disruptions.

Human Capital Resources

We have 69 full-time employees, four of which serve as our executive officers. These individuals devote all of their business time to our affairs.

During 2025, the Company transitioned its mining activities previously performed by contractors to internal operations.  We also use various independent contractors for environmental permitting, surface exploration drilling and trucking.

We believe we have good morale and a dedicated workforce. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our Equity Incentive Plan are to attract, retain and motivate selected employees and directors through the granting of stock-based compensation awards. Ongoing competition to identify, hire and retain employees from the small pool of industry experienced professionals is and will continue to be a challenge.

Office Facilities

Our executive and administrative headquarters are located at 723 S. Cascade Ave, Colorado Springs, Colorado 80903. The Company maintains a website at www.fortitudegold.com. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report. The U.S. Securities and Exchange Commission (“SEC”) maintains an internet site (www.sec.gov) on which the reports that we file with the SEC are available to review. The SEC filings can also be accessed through our website.

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

During 2025, the price of gold, as measured by the London P.M. fix, fluctuated from a low of $2,633 per ounce to a high of $4,481 per ounce while the price of silver fluctuated from a low of $29.41 per ounce to a high of $74.84 per ounce. As of March 2, 2026, gold and silver prices were $5,314 per ounce and $94.62 per ounce, respectively. The volatility in gold and silver prices is illustrated by the following table, which sets forth for each of the past five calendar years, the high, low, and average annual market prices in U.S. dollars per ounce of gold and silver based on the daily London P.M. fix:

	2021	2022	2023	2024	2025
Gold:
High	$1,943	$2,039	$2,078	$2,778	$4,481
Low	$1,684	$1,629	$1,811	$1,985	$2,633
Average	$1,799	$1,800	$1,941	$2,386	$3,439
Silver:
High	$29.58	$26.18	$26.03	$34.51	$74.84
Low	$21.52	$17.77	$20.09	$22.09	$29.41
Average	$25.04	$21.71	$23.35	$28.26	$40.03

We may not continue to be profitable. During the fiscal year ended December 31, 2025, we reported net income of $0.4 million. Precious metal prices, specifically gold, have a significant impact on our profit margin and there is no assurance that we will be profitable in the future. Unexpected interruptions in our mining business may cause us to incur losses, or the revenue that we generate from production may not be sufficient to fund continuing operations including exploration and mine construction costs. Our failure to generate future profits may adversely affect the price of our common stock and shareholders may lose all or part of their investment.

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

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete. Competition in the mining industry for desirable properties, investment capital, and experienced industry personnel is intense. Numerous companies headquartered in the United States (“U.S.”) and elsewhere throughout the world compete for properties and personnel on a global basis. We are a small participant in the precious metal mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate operating in the same manner going forward. We compete with other companies in our industry to hire qualified personnel when needed to successfully discover deposits, construct projects, and operate our mine and processing facility. We may be unable to attract the necessary investment capital or personnel to fully explore and, if warranted, develop and operate our properties and we may be unable to acquire other desirable properties. We believe that competition for acquiring mineral properties, as well as the competition to attract and retain qualified personnel, is likely to continue to be intense in the future.

Our ability to recognize the benefits of net losses is dependent on future cash flows and taxable income. We recognize deferred tax assets when the tax benefit is considered to be more likely than not of being realized; otherwise, a valuation allowance is applied against deferred tax assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income. Estimates of future taxable income are based on forecasted cash flows from operations and the application of existing tax laws in each jurisdiction. To the extent that future cash flows and taxable income differ significantly from estimates, our ability to realize the deferred tax assets could be impacted. Additionally, future changes in tax laws could limit our ability to obtain the future tax benefits represented by our deferred tax assets. As of December 31, 2025 and 2024, we recorded a valuation allowance of $4.2 million and $3.8 million, respectively, for our net deferred tax assets.

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

Estimates of proven and probable reserves and measured and indicated resources are uncertain and the volume and grade of ore recovered may vary from our estimates. There has been no material change to our proven and probable reserves from December 31, 2022 to December 31, 2025, other than the changes from mining in 2023, 2024 and 2025. Estimates of proven and probable reserves and measured and indicated resources are subject to considerable uncertainty. Such estimates are, to a large extent, based on the market prices of gold and silver, as well as interpretations of geologic data obtained from drill holes and other exploration techniques. These prices and interpretations are subject to change. If we determine that certain of our estimated reserves or resources have become uneconomic, we may be forced to reduce our estimates. Actual production may be significantly less than we expect.

Any material changes in mineral resource and reserve estimates may affect the economic viability of our current operations, our decision to place a new property into production and/or such property’s return on capital. There can be no assurance that mineral recoveries in small scale laboratory tests will be duplicated in a large-scale on-site operation in a production environment. Extended declines in market prices for gold or silver may render portions of our mineralization estimates uneconomic and result in reduced reported mineralization or adversely affect the commercial viability of one or more of our properties. Any material reductions in estimates of mineralization, or of our ability to obtain additional mine permits and/or extract gold or silver, could have a material adverse effect on our results of operations, financial condition, and stock price.

If we are unable to achieve anticipated gold and silver production levels, our financial condition and results of operations will be adversely affected. We continue the processing of ore from the Isabella Pearl mine, based on estimates from our 2022 Proven and Probable Reserve report. However, risks related to reserve estimates, metallurgy, and/or mining dilution are inherent when working with extractable minerals. Future revenue from sales of gold and silver will be less than anticipated if the mined material’s ultimate metallurgic recovery of the run of mine (ROM) ore or crushed ore are different than lab results and estimates, or if the mined material does not contain the concentration of gold and silver predicted by our geological exploration, studies, models, and reports. If revenue from sales of gold and silver are less than anticipated, we may not be able to recover our investment in our properties and our operations may be adversely affected.

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

Exploration and, if deemed feasible, permitting and development of mineral properties is inherently risky and could lead to unproductive properties and/or capital investments. Our long-term success depends on our ability to identify additional mineral deposits on our properties and any other properties that we may acquire and to develop one or more of those properties into commercially viable mining operations. Mineral exploration is highly speculative in nature, involves many risks and is frequently unproductive. These risks include unusual or unexpected geologic formations and the inability to obtain suitable or adequate machinery, equipment, or labor. The success of gold exploration is determined in part by the following factors:

●	The identification of potential gold mineralization based on surface and drill analysis;
●	Availability of government-granted exploration and mine construction permits;
●	The quality of our management and our geological and technical expertise; and
●	The capital available for exploration and development.

Substantial expenditures are required to establish proven and probable reserves and measured and indicated resources through detailed drilling and analysis, to develop metallurgical processes to extract metal and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade, metallurgy, rock competency, waste rock overburden, and proximity to infrastructure such as power, water and roads; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such projects if we are unable to identify commercially exploitable mineral reserves or resources and/or obtain the necessary regulatory permits for production. The decision to abandon a project may have an adverse effect on the market value of our common stock and our ability to raise future financing.

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

To the extent that we seek to expand our operations and increase our reserves through acquisitions, we may experience issues in executing acquisitions, permitting, mine development and construction or integrating acquired operations. From time to time, we examine opportunities to make selective acquisitions in order to provide increased returns to our shareholders and to expand our operations and reported reserves and resources and, potentially, generate synergies. The success of any acquisition depends on a number of factors, including, but not limited to:

●	Identifying suitable candidates for acquisition and negotiating acceptable terms;
●	Obtaining approval from regulatory authorities, permits, and potentially our shareholders;
●	Implementing our standards, controls, procedures, and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
●	To the extent the acquired operations are in a state or country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

Increased operating and capital costs could adversely affect our results of operations.  Costs at any particular mining location are subject to fluctuation due to a number of factors, such as variable ore grade, changing metallurgy, and revisions to mine plans in response to the physical shape and location of the mineralization or ore body, as well as the age and utilization rates for the mining and processing related facilities and equipment. In addition, costs are affected by the price and availability of input commodities, such as fuel, electricity, labor, chemical reagents, explosives, steel, concrete and mining and processing related equipment and facilities. Commodity costs are, at times, subject to volatile price movements, including increases that could make production at certain operations less profitable. Further, changes in laws and regulations can affect commodity prices, uses and transport. Reported costs may also be affected by changes in accounting standards. A material increase in costs could have a significant effect on our results of operation and operating cash flow. We could have significant increases in capital and operating costs over the next several years in connection with the development of new projects and in sustaining and/or the expansion of existing mining and processing operations. Costs associated with capital expenditures may increase in the future as a result of factors beyond our control. Increased capital expenditures may have an adverse effect on the results of operation and cash flow generated from existing operations, as well as the economic returns anticipated from a new project.

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

The nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses. Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future mining operations or construction we may conduct will be, subject to all the operating hazards and risks normally incident to exploring for and mining of mineral properties, such as, but not limited to:

●	Fluctuation in production costs that make mining uneconomic;
●	Labor availability and disputes;
●	Unanticipated variations in grade and other geologic problems;
●	Environmental hazards;
●	Water conditions;
●	Difficult surface or underground conditions;
●	Industrial accidents;
●	Metallurgic and other processing problems;
●	Mechanical and equipment performance problems;

●	Unusual or unexpected rock formations;
●	Personal injury, fire, flooding, cave-ins and landslides; and
●	Global pandemics such as the COVID-19 Coronavirus.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues, permits and targeted production dates. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in those interests.

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

Construction of mine and process facilities is subject to all of the risks inherent in construction and start-up, including delays and costs of construction in excess of our projections. When applicable, many factors could delay or prevent the start or completion of, or increase the costs of, future projects or ongoing construction projects at our mine and process facility, including:

●	Design, engineering, and construction difficulties or delays;
●	Cost overruns;
●	Labor;
●	Inflation;
●	Our failure or delay in obtaining necessary legal, regulatory and other approvals and permits;
●	Interruptions in the supply of the necessary equipment, or construction materials or labor or an increase in their price;
●	Injuries to persons and property;
●	Opposition of local and or non-governmental-organization interests; and
●	Natural disasters, accidents, political unrest, or unforeseen events.

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

Risks Related to Our Common Stock

Our stock price may be volatile and as a result you could lose part or all of your investment. In addition to other risk factors identified and due to volatility associated with equity securities in general, our stock prices could decline due to the impact of numerous factors, including:

●	Changes in the worldwide price for gold and/or silver;
●	The permit backlog’s impact on mining and mine development caused by the Biden/Harris administration;
●	Government freezes on issuing resource permits;
●	Political and regulatory risk;
●	Untimely permit issuances;
●	Adverse results from our exploration, development, or production efforts;

●	Producing at rates lower than those targeted;
●	Weather conditions, including earthquakes or unusually heavy rains;
●	Failure to meet our revenue or profit goals or operating budget;
●	Decline in demand for our common stock;
●	Downward revisions in securities analysts’ estimates or changes in general market conditions;
●	Decrease or elimination of our shareholder dividend;
●	Technological innovations by competitors or in competing technologies;
●	Investor perception of our industry or our prospects;
●	Lawsuits;
●	Actions by government or central banks; and
●	General economic trends.

Stock markets in general have experienced extreme price and volume fluctuations and the market prices of individual securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, you may be unable to sell your shares at a desired price.

Issuances of our stock in the future could dilute existing shareholders and adversely affect the market price of our common stock. Our Directors have the authority to issue up to 200,000,000 shares of common stock, 20,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without shareholder approval. As of March 2, 2026, there were 26,895,415 outstanding shares of common stock, 160,000 options issued and outstanding, no outstanding shares of preferred stock and no outstanding warrants. Future issuances of our securities could be at prices substantially below the price paid for our common stock by our current shareholders. The issuance of a significant amount of our common stock may have a disproportionately large impact on our share price compared to larger companies.

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

Our directors and officers may be protected from certain types of lawsuits. The laws of Colorado provide that our directors will not be liable to us or our shareholders for monetary damages for most types of conduct as directors of the company. Our bylaws permit us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions of these items may have the effect of preventing shareholders from recovering damages against our directors caused by their negligence, poor judgment, or other circumstances. The indemnification provisions may require us to use our limited assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We may issue shares of preferred stock that may not be beneficial to the owners of our common stock. Our Articles of Incorporation currently authorize the issuance of 20,000,000 shares of preferred stock. Our board of directors has the power to issue these shares without shareholder approval, and such shares can be issued with such rights, preferences, and limitations as may be determined by our board of directors. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of any holders of preferred stock that may be issued in the future. As of March 2, 2026, there was no preferred stock outstanding.

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

General Risk Factors

We are dependent upon information technology systems, which are subject to disruption, damage, failure, and risks associated with implementation and integration. We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage, or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters, and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature, and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the importance of assessing, identifying, and managing material risks from cybersecurity threats. Our policies, standards, and procedures for assessing, identifying, and managing material risks from cybersecurity threats are integrated into our overall risk management system. In this regard, we use various tools and processes to help prevent, identify, and resolve any identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, annual employee awareness updates, engaging experts and third-party monitoring and detection tools.

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

Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which includes oversight over our third-party IT consultants, monitoring systems, and employee engagement. The management team is responsible for reporting any cybersecurity risks identified by our third-party IT consultants to our board of directors.

Our board of directors is responsible for oversight over our risk management system, including review and approval of the risk management system and processes implemented by management to identify, assess, manage, and mitigate cybersecurity risks. The Board is responsible for monitoring and assessing material risk exposure to cybersecurity risks, and our management is responsible for the day-to-day supervision of the material risks we may face.

As of the date of this report, our risks from cybersecurity threats have not affected or are reasonably not likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

Properties Overview

We own eight properties in Nevada, U.S.A., which are classified into three stages—Production, Development, and Exploration—based on the definitions set forth in the Securities and Exchange Commission’s Regulation S-K, Subpart 1300 (“SK-1300”). Under this framework, the Isabella Pearl Mine is classified as a Production stage property, as it is an active mining operation with proven and probable mineral reserves. The Company’s remaining properties, including County Line, Golden Mile, East Camp Douglas, Mina Gold, Dauntless, Intrepid, and Ripper, are classified as Exploration stage properties, as proven and probable mineral reserves have not yet been established for these properties. Although County Line is currently being mined based on measured and indicated mineral resources, it continues to be classified as an Exploration stage property under this framework. We consider Isabella Pearl, County Line, and Golden Mile to be material properties under SK-1300 due to Isabella Pearl and County Line having operations and Golden Mile being in the mineral resource definition, engineering, and permitting phase. Our other properties are not considered material due to their earlier stages of exploration. As of the date of this report, we do not have Development stage properties.

Cumulatively, the main properties we own encompass 2,740 claims, which include 2,645 unpatented lode and placer mining claims, and 95 mill site claims, covering approximately 49,996 acres (20,431 ha). An unpatented mining claim is a particular parcel of Federal land that is managed by the Bureau of Land Management (“BLM”) and conforms to the Mining Law of 1872, in which the owner (locator) has the right to explore, develop, and extract minerals. Unpatented mining claims are subject to yearly maintenance fees. In 2025, we paid approximately $725,000 in annual maintenance fees to various counties and the BLM.

We also own 22 patented mining claims and lease an additional patented mining claim. A patented mining claim is one for which the Federal Government has passed its title to the claimant, giving the claimant exclusive title to the locatable minerals and, in most cases, the surface and all resources. The patented mining claims that we own cover approximately 180 acres. In addition, we own 202.5 acres of fee lands in Mineral County, Nevada. Patented claims and fee lands, unlike unpatented claims, pass title to the holder. The patented claims and fee lands are subject to payment of annual property taxes made to the county where they are located. Annual property taxes on our patented claims and fee lands have been paid through June 30, 2026.

All our properties, with the exclusion of the Ripper project, are in the Walker Lane Mineral Belt, which is a major fault zone that is generally aligned parallel to the California/Nevada border. There have been many precious metal discoveries in this deformation belt that has led to it being called the Walker Lane Mineral Belt. Historically, several districts were mined along this corridor, such as Paradise Peak, Borealis, Bodie, Tonopah, Goldfield and Bullfrog. Commonly, the precious metal deposits are hosted by epithermal style ore deposits; mineralization is typically hosted in silica veins and disseminated in volcanic style units. Other styles of ore deposits, such as skarn, are also identified in the Walker Lane Mineral Belt. Skarn deposits are different from epithermal-style deposits, in that precious metal mineralization is associated with igneous intrusions that have injected into carbonate and clastic units.

The map below shows the location of the eight properties in Nevada. The Isabella Pearl, Golden Mile, East Camp Douglas, Mina Gold, and Intrepid properties are all wholly located in Mineral County. County Line straddles Mineral and Nye counties, while Dauntless is in Esmeralda County, and Ripper straddles Pershing and Churchill counties.

120°
115°
40°
35°
Humboldt
Elko
Washoe
Pershing
Lander
Eureka
Churchill
White Pine
Storey
Carson City
Lyon
Douglas
Mineral
Nye
Esmeralda
Lincoln
Clark
Ripper
Isabella Pearl
County Line
Mina Gold
Golden Mile
Intrepid
East Camp Douglas
Dauntless
Winnemucca
Battle Mountain
Carlin
Elko
Wells
Wendover
Montello
Grouse Creek
Lovelock
Fallon
Reno
Fernley
Truckee
Eureka
Ely
Hawthorne
Yerington
South Lake Tahoe
Goldfield
Mammoth Lakes
Bishop
Pioche
Amargosa Valley
Pahrump
Las Vegas
Mesquite
Moapa Valley
St. George
Searchlight
Dolan Springs
Bullhead City
Kingman
Ridgecrest
Barstow
Tehachapi
California City
Bakersfield
Fresno
Madera
Merced
Chowchilla
Mendota
Hanford
Visalia
Corcoran
Porterville
Coalinga
Avenal
Delano
Wasco
Groveland
Jerseydale
Susanville
Pyramid Lake Paiute Reservation
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

FAST-41 Transparency Project: FAST-41 Transparency projects are infrastructure projects directed by the Executive Director of the Permitting Council to be posted on the Dashboard in the interest of transparency.

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

Notice of Intent: Notice of Intent (NOI) to Drill is a mandatory regulatory filing submitted to a government agency before starting any drilling activity. Its purpose is to ensure the project complies with safety, environmental, and water-use regulations.

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

Reverse circulation: Reverse circulation (RC) drilling is a highly efficient, high-speed drilling method that uses dual-wall pipes and compressed air to bring rock cuttings directly up through the center of the pipe, rather than the surrounding hole.

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

GABBS
Nye County
County Line
Isabella
Pearl Trend
Mina Gold
Mineral County
LUNING
Golden Mile
Intrepid
MINA
East Camp
Douglas
Pilot Peak
Esmeralda County
PROPERTY
COUNTY
ExpertGPS Basemap: © mapbox, © OpenStreetMap_contributors
GN
MN
0°40'
12°12'
5 0 5 10 15 20 25 30 mi

Scale: 1 : 350000. NAD 1983 UTM coordinate grid at 10 km spacing.

Isabella Pearl

The Isabella Pearl property is in the Santa Fe mining district in Mineral County, Nevada, at Latitude 38.60° North and Longitude 118.18° West (UTM 397,665 E, 4,273,011 N, Zone 11), and is 6 mi (10 km) north of the town of Luning via Nevada State Route 361. The property includes the Isabella Pearl mine, an open pit-style operation that is actively being operated and therefore is classified as a Production stage property. The Isabella Pearl mine is 100% owned by us, through our subsidiary Walker Lake Minerals Corp., and is subject to a 2.75% net smelter return royalty. The property includes 771 unpatented lode mineral claims that cover approximately 13,337 acres (5,397 ha). Facilities at the Isabella Pearl mine include office and laboratory buildings, heap leach pad, pregnant and barren solution ponds, water wells, an ADR processing facility, and a crushing facility. The gold-bearing deposits that are associated with the Isabella Pearl mine are classified as high-sulfidation epithermal. A minor modification permit application was approved in 2024, providing authorization to mine deeper in the Pearl pit, as drilling completed in 2023 and 2024 identified the potential for additional oxide and transitional ore with depth. The BLM approved in 2025 the modification of the Plan of Operation footprint for the Isabella Pearl mine area. The annual gold production from the Isabella Pearl mine for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, was 5,236, 16,472, and 37,996 ounces, respectively.

Areas of mineralization discovered along the Isabella Pearl 10 kilometer mineralized trend include Scarlet South and Scarlet North both located within 700 meters of the Isabella Pearl processing facility.  Numerous other exploration targets have been identified along trend.

County Line

The County Line property is in the Fairplay mining district and straddles Mineral and Nye counties, Nevada, at Latitude 38.759° North and Longitude 118.016° West (UTM 411,724 E, 4,290,523 N, Zone 11). The County Line property is located approximately 23 mi (37 km) to the northeast of the town of Luning, Nevada via Nevada State Route 361. The property includes the historic County Line main pit and East Zone (aka Porphyry) pit, both of which were previously mined on a small scale through surface mining operations. We received all approvals from the Bureau of Land Management (“BLM”) and the Nevada Division of Environmental Protection (“NDEP”) to construct and operate the County Line gold project in September 2025. Plans are in place to move the project towards production. The property is classified as an Exploration stage property under the definitions set forth in the SK-1300, as the Company has not reported any proven or probable mineral reserves. Although mining operations commenced in January 2026 at County Line based on measured and indicated mineral resources, the property continues to be classified as Exploration stage under this framework.  The property includes 293 unpatented lode mineral claims, 25 unpatented placer mineral claims, and 21 mill site claims, and encompasses 6,022 acres (2,437 ha). The County Line property is 100% owned by us under the subsidiary County Line Minerals Corp., while six of the placer claims, which cover the historic heap leach facility, are held by our subsidiary County Line Holdings, Inc. A portion of the County Line property is subject to a 3% net smelter return royalty. The gold-bearing mineralization that is associated with the County Line main pit area is classified as high-sulfidation epithermal style, and the East Zone pit area is classified as gold-rich porphyry style. A production water well (CLPW-02) was successfully drilled and completed in 2025 on the County Line property that will supply all required water for operations.

Golden Mile

The Golden Mile property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.51° North and Longitude 117.77° West (UTM 433,190 E, 4,262,848 N, Zone 11). Access to the property from the town of Mina is by dirt road approximately 29 mi (47 km) to the northeast. With exception of some historic small-scale mining operations, the property has undergone no development and therefore is classified as an Exploration stage property. There are no facilities on the property. We have deployed approximately $15 million of capital for the construction of a modular processing plant and the acquisition of related equipment to support project development or to be used at one of our other projects. The planned processing configuration includes a heap leach and carbon column facility designed to recover gold to the carbon stage, after which the gold-bearing carbon will be transported to our Isabella Pearl facility for further processing and doré bar production. The equipment is currently being stored in a laydown yard at the Isabella Pearl project. We own 100% of the Golden Mile property through our subsidiary Golden Mile Minerals Corp. Portions of the property are subject to a 3% net smelter return royalty. The property encompasses 12,266 acres (4,964 ha) and includes 620 unpatented lode mineral claims, 74 unpatented mill site claims and 5 patented claims, of which four are owned and one is leased. Gold mineralization at the Golden Mile property is associated with intrusion related skarn-style replacement and structurally controlled stockwork zones. In 2025, the property was approved as a Fast Track 41 Transparency Project.

Mina Gold

The Mina Gold property is in the Bell mining district in Mineral County, Nevada, at Latitude 38.56° North and Longitude 117.88° West (UTM 423,020 E, 4,267,767 N, Zone 11). The property is located approximately 16 mi (25 km) east of the town of Luning and is accessed by traveling east on Highway 361, then south on Finger Rock Road, and finally, on gravel roads. Except for historic small-scale mining, the property has undergone no development and therefore is classified as an Exploration stage property. We own 100% interest in the Mina Gold property. The property is subject to a net smelter return royalty ranging from 2% to 3%. The property includes 107 unpatented lode mineral claims and 5 patented mining claims and covers 1,476 acres (597 ha). Gold mineralization at the property is hosted by epithermal-style silica veins that are bound in fault zones. No exploration work was completed in 2025.

East Camp Douglas

East Camp Douglas property is in the Silver Star mining district in Mineral County, Nevada, at Latitude 38.33° North and Longitude 118.17° West (UTM 397,616 E, 4,242,931 N, Zone 11). The property is located approximately 6 mi (10 km) southwest of the town of Mina and is accessed by gravel roads. With exception of some historic mining, the property has undergone no development and therefore is classified as an Exploration stage property. On February 27, 2026, the Company entered into a JV Agreement with a third party to accelerate the exploration and development of its East Camp Douglas property located in Mineral County, Nevada. Pursuant to the JV Agreement, the parties formed an operating subsidiary, East Camp Douglas JV, in which the Company holds a 60% ownership interest and the third party holds the remaining 40% interest. Portions of the property are subject to a net smelter return royalty ranging from 1% to 3%. The property covers 5,588 acres (2,261 ha) consisting of 293 unpatented lode mineral claims, 24 unpatented placer claims, 12 patented mining claims, and three fee land parcels. Low-sulfidation gold-bearing mineralization is observed in the southern portion of East Camp Douglas, while the northern portion of the East Camp Douglas area contains high-sulfidation style gold-bearing mineralization. Addition biological baseline studies were completed in 2025 to further advance towards the Exploration Plan of Operation and the associated National Environmental Policy Act (“NEPA”) review.

Intrepid

The Intrepid property is directly to the north of the Silver Star mining district in Mineral County, Nevada, at Latitude 38.40° North and Longitude 118.16° West (UTM 398,661 E, 4,250,832 N, Zone 11). The property is located approximately 6 mi (10 km) by road to the west northwest of the town of Mina and is accessed by Highway 95. With exception of some historic small-scale mining, the property has undergone no development, and therefore is classified as an Exploration stage property. We own 100% interest in the Intrepid property. Portions of the property are subject to a net smelter return royalty ranging from 2% to 3%. The property covers 4,260 acres (1,724 ha) consisting of 213 unpatented lode mineral claims. Gold mineralization at the property is hosted by silicified volcanics and sediments.

Dauntless

The Dauntless property is in the Weepah mining district and is in Esmeralda County, Nevada, 20 miles (32 km) southwest of the town of Tonopah, and 12 miles (20 km) north of the town of Silver Peak and is accessed via Highway 265 and gravel roads. The center of the property is at Latitude N 37.93° North and Longitude 117.56° West (UTM 450,500 E, 4,197,950 N, Zone 11). With exception of some historic mining, the property has undergone no development and therefore is classified as an Exploration stage property. The Dauntless property is divided into two sections, the main Dauntless property and a southern portion. The total claim package includes 276 unpatented lode claims, 8 unpatented placer claims, and 1 patented claim; the claim package encompasses 5,647 acres (2,285 ha). We own 100% interest in the Dauntless property, subject to a net smelter return royalty of 3%. Drilling campaigns completed by previous owners identified two gold-bearing, target zones. The primary target was the historic Weepah Gold Vein that is downdip and along strike with drill intercepts of 20 feet (6.1m) grading 0.190 opt Au (6.51 g/t), 770 feet downdip, from the bottom of the pit and 15-foot (4.6m) of 0.101 opt Au (3.47g/t), 2,400 feet south, along strike. A second zone named the “Weepah East” is a silicified Precambrian limestone that is exposed in small outcrops through thin gravels on the north edge of an alluvial basin. No permitting was advanced in 2025.

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
Churchill County
Dixie Valley Rd
Star Peak
2 0 2 4 6 8 10 12 14 16 18 20 22 24 26 28 30 32 mi
Scale: 1 : 250000.
MN
12°41'

The property is located approximately 25 mi (40 km) southeast of the town of Lovelock and is accessed via Highway 396 and dirt roads. The property has undergone no development and therefore is classified as an Exploration stage property.  We own 100% interest in the Ripper property, which is subject to a 3% net smelter return royalty. The property consists of 72 unpatented lode mineral claims covering 1,400 acres (567 ha). The property is dominated by carbonates, locally as debris flows, collapse breccias, tectonic breccias. Gold is commonly hosted in carbonate units that underwent decalcification and silicification, subsequently forming jasperoids that, in some areas, are cut by epithermal style veins. The Company completed detailed geological mapping and sampling in 2022 that resulted in development of a drill program plan. No exploration work was completed in 2025. Environmental baseline studies to support a future Notice of Intent (“NOI”) were initiated in 2023.

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

As of December 31, 2025, our estimate of Mineral Resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Property Oxide	—	—	—	2,700	0.70	119,700	2,700	0.7	119,700	1,400	0.56	78,100
Isabella Pearl Property Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.01	92,400
County Line Property Oxide	—	—	—	52,000	0.46	3,513,712	52,000	0.46	3,513,712	11,900	0.27	1,362,412
County Line Property Oxide Total	—	—	—	52,000	0.46	3,513,712	52,000	0.46	3,513,712	11,900	0.27	1,362,412
Golden Mile Property Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
SULFIDE TOTAL	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
OXIDE TOTAL	—	—	—	133,200	0.72	5,793,412	133,200	0.72	5,793,412	97,800	0.79	3,840,512

Notes to the 2025 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.15 g/t for low grade oxide mineral resources and 0.35 g/t for high grade oxide mineral resources at a gold price of $3,800 per Troy ounce. Density of 2.1 t/m3.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.	Mineral Resources do not have demonstrated economic viability.
8.	Totals may not sum exactly due to rounding.
9.	Mineral resources reported are exclusive of mineral reserves.

For comparison, at December 31, 2024, our estimate of Mineral Resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Property Oxide	—	—	—	2,700	0.70	119,700	2,700	0.7	119,700	1,400	0.56	78,100
Isabella Pearl Property Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Total Pearl Property Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.01	92,400
County Line Property Oxide	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
County Line Property Oxide Total	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
Golden Mile Property Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
SULFIDE TOTAL	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
OXIDE TOTAL	19,500	1.04	579,500	99,100	1.06	2,902,700	118,600	1.06	3,482,200	98,100	1.05	2,916,100

Notes to the 2024 Mineral Resources:

1.	Isabella Pearl property reported at a gold cut-off of 0.3 g/t for oxide mineral resource estimates, and cut-off grade of 2.0 g/t for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce.
2.	County Line property reported at a gold cut-off of 0.33 g/t for oxide mineral resources at a gold price of $1,750 per Troy ounce.
3.	Golden Mile property reported at a gold cut-off of 0.34 g/t for oxide mineral resources at a gold price of $1,700 per Troy ounce.
4.	“g/t” = gram/metric tonne
5.	“oz” = Troy ounce (31.1035 grams)
6.	Whole block diluted estimates are reported within an optimized pit shell.
7.Mineral Resources do not have demonstrated economic viability.
8.Totals may not sum exactly due to rounding.
9.	Mineral resources reported are exclusive of mineral reserves.

The table below shows the total resource changes from fiscal year ended December 31, 2024 to fiscal year ended December 31, 2025 in terms of absolute change as well as percentage change.  The targeted additional mineralization in Pearl Deep and Scarlet South were not included in the reserve table below.

	Measured + indicated			Inferred mineral
	mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
SULFIDE
2025 Sulfide Total	34,100	4.71	225,500	1,600	3.40	14,300
2024 Sulfide Total	34,100	4.71	225,500	1,600	3.40	14,300
2025 to 2024 Total Sulfide Change	—	—	—	—	—	—
2025 to 2024 Percentage Sulfide Change	0%			0%
OXIDE
2025 Oxide Total	133,200	0.72	5,793,412	97,800	0.79	3,840,512
2024 Oxide Total	118,600	1.06	3,482,200	98,100	1.05	2,916,100
2025 to 2024 Total Oxide Change	14,600	(0.34)	2,311,212	(300)	(0.26)	924,412
2025 to 2024 Percentage Oxide Change	12%			0%

The depletion of resources for the year ended December 31, 2025 when compared to the year ended December 31, 2024 is due to mining activities in 2025 at our Isabella Pearl Mine. There were no changes to mining methods or processing techniques in 2025. No additional resources were reported in 2025 due to limited exploration.

Production Property

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

Background: We purchased Walker Lane Minerals Corp., which owned a 100% interest in the Isabella Pearl property, in August 2016. The land package at the time of purchase included 496 unpatented claims, which covered 8,891 acres (3,598 ha). Since acquisition, an additional 275 claims have been staked, which increased the Isabella Pearl property claim total 771 and land holding to approximately 13,337 acres (5,397 ha). In April 2018, we released our Initial Proven and Probable mineral reserve estimate for the Isabella Pearl mine that reported 192,600 gold ounces at an average grade of 2.22 g/t.  In 2019, we commenced production of gold doré from an open pit heap leach operation. Based on metallurgical testing, gold recoveries are expected at 81% for crushed ore and 60% for the run-of-mine (“ROM”) ore.

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

Geology and Mineralization: The Isabella Pearl mine is in the central portion of the Walker Lane Mineral Belt, a major northwest-trending zone on the western border of Nevada characterized by a series of closely spaced dextral strike-slip faults that were active throughout much of the middle to late Cenozoic period. Volcanic rocks of middle Tertiary age cover much of the property and include intermediate lava flows and ignimbrite ash-flow sheets. The volcanic rocks unconformably overlie Mesozoic strata including Triassic and Jurassic sedimentary units and Cretaceous and Jurassic igneous units. Within the regional Walker Lane tectonic setting, several major fault zones trend through the property and are dominated by various splays and offset branches that host the gold mineralization in the area. The gold-silver mineralized zones mainly include the Isabella, Pearl, and Civit Cat, collectively referred to as the Isabella Pearl deposit. Alteration and mineral assemblages at Isabella Pearl, including widespread argillic alteration and generally abundant alunite, indicate the deposits belong to the high-sulfidation class of epithermal mineral deposits. Potassium-Argon age determinations indicate the mineralization is about 19 million years, some 7 to 10 million years younger than the age of the host rocks. This early Miocene age conforms to the age of other high-sulfidation epithermal precious-metal deposits in the Walker Lane (e.g., Goldfield and Paradise Peak).

Operations and Facilities: We were granted a positive Record of Decision from the BLM on the Environmental Assessment for the Isabella Pearl Mine in May 2018. This final permit allowed us to move the project forward into development and construction. Construction was initiated in 2018 and completed in 2019 and included the completion of haul roads, office and laboratory buildings, construction of and liner placement on the heap leach pad, the pregnant and barren solution ponds, and connection of the water well. Additionally, in 2018, we began installation of the Adsorption, Desorption and Recovery (“ADR”) processing facility, installed our crushing facility, and commenced mining and waste removal of the first of several benches of the lower grade Isabella portion of the deposit with its estimated average grade of approximately 1 g/t gold. Power is supplied by two diesel-powered electric generators, as well as a third for emergency back-up. Fuel for the generators is stored in two above-ground tanks on graded areas with HDPE-lined floors and berms for secondary containment to provide emergency capture of 110-percent of the largest fuel tank/vessel volume. Industrial water is now supplied from three production water wells. We achieved first gold production approximately 10 months after breaking ground on the project. During 2020 overburden removal reached the first benches in the high-grade Pearl portion of the deposit. In 2022, 2023, and 2024 mining focused more on the Pearl zone and late 2023, the Civit Cat zone. Mining in 2025 focused on mining the Pearl Deep zones. The Deep Zone was advanced in response to higher gold prices, which supported the development of a deeper pit shell to access deeper zones of gold mineralization. Throughout most of 2025, mining activities at Isabella Pearl were focused primarily on stripping waste material from the Pearl pit in order to expose the targeted deeper gold mineralization, with a nominal amount of ore production in late 2025. In January 2026, production started on the Scarlet South satellite pit.

Permitting and Compliance: At the end of 2025, we were approved for expansion of the Plan of Operation to include specific areas adjacent to the Isabella Pearl Mine, and the BLM approved the excavation of the Scarlet South mine area. Also, we received authorization to build a utility right-of-way to be able to construct a 14.4 kV powerline to service the Isabella Pearl Mine. We hold valid permits for all facets of the current mining operation as required by county, state, and federal regulations. In 2025, the site also received multiple routine renewals for their state operating permits, as well as the authorization from the NDEP for the construction of a new potable water system at the Isabella Pearl Mine, which was constructed the same year. Hydrology investigations were completed in fourth quarter of 2025 within the five-mile buffer of the Isabella Pearl claim block to assess seeps and springs locations and to complete sample chemical analyses.

Exploration Activities In 2025, exploration focused on completing detailed surface mapping and sampling to identify and expand opportunities proximal to the Isabella Pearl mine, and along the mineralized trend to the northwest and southeast of the mine. During this campaign, 4,496 samples were collected and analyzed for gold. The results of this mapping and sampling campaign assisted with vectoring target areas to be drilled.

The net book value of the property at December 31, 2025 was $26.1 million.

Mineral Resource Estimation: The most recent mineral reserve estimate for the Isabella Pearl Deposit, which has an effective date of December 31, 2022, was published on February 22, 2023, in the report titled “S-K 1300 Technical Report Summary, Isabella Pearl Mine, Mineral County, Nevada.”

The summary of the Isabella Pearl mineral resources at end of the fiscal year ended December 31, 2025 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Oxide (Silica Knob)	—	—	—	1,300	0.69	57,000	1,300	0.69	57,000	1,400	0.57	77,100
Oxide (Scarlet South)	—	—	—	1,400	0.71	62,700	1,400	0.71	62,700	—	0.52	1,000
Total Isabella Pearl Oxide	—	—	—	2,700	0.70	119,700	2,700	0.70	119,700	1,400	0.56	78,100
Total Isabella Pearl Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.01	92,400

Notes to the Isabella Pearl 2025 Mineral Resources:

1.	Isabella Pearl property is reported at a gold cut-off of 0.3 g/t and a bulk density of 2.20 t/m3 for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t and a bulk density of 2.40 t/m3 for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce. A bulk density of 2.44 t/m3 was used for sulfidic waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne.
7.	“oz” = Troy ounce (31.1035 grams).

For comparison, at December 31, 2024, the summary of the Isabella Pearl mineral resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Isabella Pearl Mine
Sulfide	22,700	4.77	148,400	11,400	4.60	77,100	34,100	4.71	225,500	1,600	3.40	14,300
Oxide (Silica Knob)	—	—	—	1,300	0.69	57,000	1,300	0.69	57,000	1,400	0.57	77,100
Oxide (Scarlet South)	—	—	—	1,400	0.71	62,700	1,400	0.71	62,700	—	0.52	1,000
Total Isabella Pearl Oxide	—	—	—	2,700	0.70	119,700	2,700	0.70	119,700	1,400	0.84	78,100
Total Isabella Pearl Oxide & Sulfide	22,700	4.77	148,400	14,100	2.23	196,800	36,800	3.32	345,200	3,000	1.22	92,400

Notes to the Isabella Pearl 2024 Mineral Resources:

1.	Isabella Pearl property is reported at a gold cut-off of 0.3 g/t and a bulk density of 2.20 t/m3 for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t and a bulk density of 2.40 t/m3 for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce. A bulk density of 2.44 t/m3 was used for sulfidic waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
2.	Whole block diluted estimates reported within an optimized pit shell.
3.	Mineral resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	Mineral resources reported are exclusive of mineral reserves.
6.	“g/t” = gram/metric tonne.
7.	“oz” = Troy ounce (31.1035 grams).

The summary of the Isabella Pearl mineral reserves at end of the fiscal year ended December 31, 2025 is shown in the table below. The targeted additional mineralization in Pearl Deep was not included in the reserve table below.

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—	—
Probable Mineral Reserve	2,070	1.35	47,677	0.30	81
Proven and Probable Mineral Reserve Total	2,070	1.35	47,677	0.30	81
High-grade stockpile	—	—	—	—	—
Low-Grade Stockpile	—	—	—	—	—
Isabella Pearl Mine Total	2,070	1.35	47,677	0.30	81

Notes to the 2025 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated with gold mineralization.

2.	Isabella Pearl property is reported at a gold cut-off of 0.30 g/t and a bulk density of 2.20 t/m3 for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t and a bulk density of 2.40 t/m3 for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce. A bulk density of 2.44 t/m3 was used for sulfidic waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content. .
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2024 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	“g/t” = gram/metric tonne.
7.	“oz” = Troy ounce (31.1035 grams).
8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

For comparison, at December 31, 2024, our estimate of the Isabella Pearl mineral reserves was:

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Isabella Pearl Mine
Proven Mineral Reserve	—	—	—	—	—
Probable Mineral Reserve	2,793	1.01	85,954	0.30	81
Proven and Probable Mineral Reserve Total	2,793	1.01	85,954	0.30	81
High-grade stockpile	—	—	—	—	—
Low-Grade Stockpile	1,702	0.54	98,694	0.30	81
Isabella Pearl Mine Total	4,495	0.76	184,648	0.30	81

Notes to the 2024 P&P reserves:

1.	Proven and Probable Mineral Reserves are oxide associated with gold mineralization.
2.	Isabella Pearl property is reported at a gold cut-off of 0.30 g/t and a bulk density of 2.20 t/m3 for oxide mineral resource estimates, and a gold cut-off of 2.0 g/t and a bulk density of 2.40 t/m3 for sulfide mineral resource estimate at a gold price of $1,900 per Troy ounce. A bulk density of 2.44 t/m3 was used for sulfidic waste. The bulk density of Mineral Reserves was calculated by block, based on mineralogical content.
3.	Mining, processing, energy, administrative and smelting/refining costs were based on 2024 actual costs for the Isabella Pearl mine.
4.	Metallurgical gold recovery assumptions used were 81% for all ore which is currently being crushed. These recoveries reflect predicted average recoveries from metallurgical test programs.
5.	Proven and Probable reserves are diluted and factored for expected mining recovery.
6.	“g/t” = gram/metric tonne.
7.	“oz” = Troy ounce (31.1035 grams).

8.	Figures in tables are rounded to reflect estimate precision and small differences generated by rounding are not material estimates.

The annual gold production of the Isabella Pearl Mine for the year ending December 31, 2025, was 5,236 ounces. The annual gold production for the year ending December 31, 2024, was 16,472 ounces.

The table below shows the total reserve changes from fiscal year ended December 31, 2024 to fiscal year ended December 31, 2025 in terms of absolute change as well as percentage change.

	Au	Au		Cut-off	Metallurgical
Description	Ounces	(g/t)	Tonnes	Grade	Recovery %
Oxide Proven & Probable Reserves
2025 Oxide Proven & Probable Mineral Reserves	2,070	1.35	47,677	0.30	81
2024 Oxide Proven & Probable Mineral Reserves	2,793	1.01	85,954	0.30	81
2025 to 2024 Proven & Probable Mineral Reserves Change	(723)	0.34	(38,277)	—	—
2025 to 2024 Percentage Proven & Probable Mineral Reserves Change	(26)%
Oxide Stockpile
2025 Oxide stockpile	—	—	—	—	—
2024 Oxide stockpile	1,702	0.54	98,694	0.30	81
2025 to 2024 Oxide Stockpile Change	(1,702)	(0.54)	(98,694)	(0)	(81)
2025 to 2024 Percentage Oxide Stockpile Change	(100)%

The depletion of reserves for the year ended December 31, 2025 when compared to the year ended December 31, 2024 is due to mining activities in 2025 at our Isabella Pearl Mine.  There were no changes to mining methods or processing techniques in 2025. No additional reserves were reported in 2025 due to exploration.

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

Exploration Properties

Our exploration properties are all located in west-central Nevada, except for Ripper in north-central Nevada, with good connections to the infrastructure of west-central Nevada, with access roads to each project site.  We are utilizing mobile equipment from Isabella Pearl, supplemented by short-term rentals of additional equipment, to support mining operations at County Line. There is no plant or equipment located on any of our other exploration properties.

County Line

The County Line Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as an Exploration property because the Company has not established proven or probable mineral reserves, although measured and indicated mineral resources have been identified. The property includes the historic County Line main pit and the East Zone (aka Porphyry) pit. All drilling to date has been completed under one NOI. The Company has designed a phased approach to mining both pits to capitalize on the gold mineralization that is remaining in both pits, as well as to manage the waste rock material. The ore is planned to be crushed on site and then loaded and hauled to the Isabella Pearl processing facility for final doré production.

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

Background: In March 2018, we purchased 100% interest in the County Line property, subject to a 3% net smelter return royalty. At the time of purchase, the property was approximately 2,401 acres (972 ha) and consisted of 122 unpatented lode and placer mineral claims. Since acquisition, the land package of the property has increased to 6,022 acres (2,437 ha) and now includes 299 unpatented lode mineral claims, 25 unpatented placer mineral claims, and 21 mill site claims. The property is located on the west flank of the north-northeast trending Paradise Range and to the west of the former FMC Paradise Peak Mine. Nearly all the County Line property is covered with exposures of Tertiary volcanic rocks representing regional volcanism. A thick cover of various sequences of Oligocene-Miocene rocks include ash tuff, mafic flows, minor sediments, and occasional Tertiary intrusive units are present. These units are followed by cover of young basalt flows and quaternary alluvial deposits. Upon acquisition in 2018, we immediately began evaluating targets for exploration particularly with activities focused on the old County Line (Main) and the Porphyry (East Zone) pits, which are considered the highest priority prospects with resource potential. Surface exploration activities were initiated in 2018 that included high-resolution, color drone imagery to aid surface geology mapping and sampling of altered and mineralized outcrops.

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

Permitting and Compliance: The County Line project was approved for mining in third quarter of 2025.

Exploration Activities: Two RC holes were drilled in first quarter of 2025 as part of a water exploration program; one hole was drilled to the southeast of the County Line main pit, while the other was drilled at the intersection of Highway 361 and Paradise Peak road. Based on the results from this initial RC drilling program, in second quarter of 2025, a water monitoring well (CLMW-01R), was installed to the southeast of the County Line main pit, and a production well (CLPW-02) was drilled, pump tested and installed. Geological and resource models were constructed in the fourth quarter of 2025 by an independent Qualified Person.

Base mine planning entailed development of a phased approach; extraction of high-grade material from both pits, followed by pit laybacks. A site plan design was developed to streamline the processes on the County Line property, and to capitalize on the existing infrastructure at the Isabella Pearl mine site. Once mined, the plan is to complete stacking of the waste and crushing of mineralized material, after which the crushed mineral is to be trucked southwest along Nevada State Route 361 to the Isabella Pearl mine, where the material will be stacked on the heap leach pad and the extracted gold and silver will be processed through to doré production. A significant benefit of completing all extraction and processing away from the County Line property is a minimal footprint and a small new disturbance area, which may enable lower capital expenditures when compared to most other industry mine builds.

The net book value of property at December 31, 2025 was $0.5 million.

Mineral Resource Estimation: An initial mineral resource estimate for the County Line property, which has an effective date of December 31, 2022, was published on February 23, 2023, in the report titled “Initial Assessment Technical Report Summary for the County Line Property, Mineral and Nye Counties, Nevada.”

The summary of the County Line mineral resources at end of the fiscal year ended December 31, 2025 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
County Line Property
Oxide + Mixed (LG Main pit area)	—	—	—	2,800	0.24	366,775	2,800	0.24	366,775	300	0.21	44,089
Oxide + Mixed (HG Main pit area)	—	—	—	21,800	0.93	730,829	21,800	0.93	730,829	1,400	0.70	62,414
Oxide + Mixed (LG EZ pit area)	—	—	—	11,300	0.24	1,471,002	11,300	0.24	1,471,002	8,600	0.24	1,133,438
Oxide + Mixed (HG EZ pit area)	—	—	—	16,100	0.53	945,106	16,100	0.53	945,106	1,600	0.41	122,470
County Line Property Oxide Total	—	—	—	52,000	0.46	3,513,712	52,000	0.46	3,513,712	11,900	0.27	1,362,412

Notes to the County Line 2025 Mineral Resources:

1.	County Line property reported at a gold cut-off of 0.15 g/t for low grade oxide mineral resources and 0.35 g/t for high grade oxide mineral resources at a gold price of $3,800 per Troy ounce. Density of 2.1 t/m3.
2.	Cutoff grade calculations used mining, processing, energy, administrative and smelting/refining costs based on 2025 actual costs for the Company’s producing Isabella Pearl mine.
3.	Metallurgical gold recovery assumption used was 81%. This recovery reflects the predicted average recovery from metallurgical test programs at the Isabella Pearl mine.
4.	Whole block diluted estimates are reported within an optimized pit shell.
5.	Mineral Resources do not have demonstrated economic viability.
6.	Totals may not sum exactly due to rounding.
7.	“g/t” = gram/metric tonne.
8.	“oz” = Troy ounce (31.1035 grams).

For comparison, at December 31, 2024, the summary of our County Line mineral resources was:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
County Line Property
Oxide (Main pit area)	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000
County Line Property Oxide Total	19,500	1.04	579,500	17,900	0.90	623,000	37,400	0.97	1,202,500	12,200	0.87	438,000

Notes to the County Line 2024 Mineral Resources:

1.	Reported at a gold cutoff of 0.33 g/t using a gold price of $1,750 per Troy ounce.
2.	Density for the mineralized zones were 2.54 m3/tonnes for tuffaceous zones and 2.60 m3/tonnes for andesitic zones.
3.	Cutoff grade calculations used mining, processing, energy, administrative and smelting/refining costs based on 2024 actual costs for the Company’s producing Isabella Pearl mine.
4.	Metallurgical gold recovery assumption used was 81%. This recovery reflects the predicted average recovery from metallurgical test programs at the Isabella Pearl mine.
5.	Whole block diluted estimates are reported within an optimized pit shell.
6.	Mineral Resources do not have demonstrated economic viability.
7.	Totals may not sum exactly due to rounding.
8.	“g/t” = gram/metric tonne.
9.	“oz” = Troy ounce (31.1035 grams).

Golden Mile

The Golden Mile Property has undergone initial assessment for resource delineation, and as such is deemed to be material. The property is classified as Exploration stage until permits are granted. A revised Plan of Operation was submitted to the BLM in 2025, and the property was included as a Fast Track 41 Transparency Project. The Company has designed a phased approach to mining Golden Mile; the first phase of mining is planned to capitalize on the gold mineralization that is identified at and near the surface. A modular process plant has been built to take the gold to the carbon stage and then haul the carbon for processing at our ADR facility at Isabella Pearl for final doré production.

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

Background : In June 2020, we purchased 100% interest in the Golden Mile property, subject to a 3% net smelter return royalty. The original property was composed of 451 unpatented lode mineral claims and 5 patented claims, 4 owned and one leased, and covered approximately 9,300 acres (3,764 ha). Since acquisition, an additional 156 unpatented lode mineral claims and 74 unpatented mill site claims were staked. In 2025, an inlier of 13 claims was purchased from Mountain Gold Claims. These additional land staking and purchase programs expanded the area of the property to 12,266 acres (4,964 ha). Mineralization at the property is intrusion related, with primary gold and copper mineralization associated with skarn style replacement in carbonate units. Secondary mineralization is associated with structurally controlled stockwork and breccia zones. The “Golden Mile Stock” quartz diorite-granodiorite body is believed to be responsible for the gold-copper skarn mineralization. The stock is only exposed on surface in three small areas because most of its northern extent is covered by Tertiary volcanics.

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

Permitting and Compliance: In 2025, the revised Plan of Operation was submitted to the BLM, and the property was also accepted as a Fast Track 41 Transparency Project. Hydrology investigations were completed in the fourth quarter of 2025 within the five-mile buffer of the claim block to assess seeps and springs locations and to complete sample chemical analyses.

Exploration Activities: No exploration mapping, surface sampling, or drilling was completed in 2025.

The net book value of this property at December 31, 2025 was $13.8 million.

Mineral Resource Estimation: An initial mineral resource estimate for the Golden Mile property, which has an effective date of September 30, 2021, was published on November 9, 2021, in the report titled “Initial Assessment Technical Report Summary for the Golden Mile Property, Mineral County, Nevada.”

The summary of the Golden Mile mineral resources at end of the fiscal year ended December 31, 2025 and 2024 is shown in the table below:

	Measured mineral			Indicated mineral			Measured + indicated			Inferred mineral
	resources			resources			mineral resources			resources
Description	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes	Au Ounces	Au (g/t)	Tonnes
Golden Mile Property
Oxide	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000
Golden Mile Property Oxide Total	—	—	—	78,500	1.13	2,160,000	78,500	1.13	2,160,000	84,500	1.10	2,400,000

Notes to the Golden Mile 2025 and 2024 Mineral Resources:

1.	Reported at a gold cutoff of 0.34 g/t using a gold price of $1,700 per Troy ounce.
2.	Whole block diluted estimates are reported within an optimized pit shell.
3.	Mineral Resources do not have demonstrated economic viability.
4.	Totals may not sum exactly due to rounding.
5.	"g/t" = gram/metric tonne.
6.	"Ounces" = Troy ounce (31.1035 grams).

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

As of March 2, 2026 the closing price of our common stock was $5.85.

Number of Holders

As of March 2, 2026, we had 26,895,415 shares of our Common Stock issued and outstanding, held by 236 shareholders of record, with thousands of others holding shares in street name.

Transfer Agent

Computershare Trust Company, N.A. is the transfer agent for our common stock. The principal office of Computershare is located at 150 Royall St, Suite 101, Canton, MA 02021 and its telephone number is (303) 262-0600.

Dividends

Since our inception, one of management’s primary goals has been to make cash dividend distributions to shareholders. We instituted a monthly dividend in April 2021 and as of December 31, 2025, we have returned over $48.8 million to our shareholders in consecutive monthly dividends. Regular dividends should not be considered a prediction or guarantee of future dividends and payment of future dividends, if any, will be at the discretion of our Board of Directors after considering various factors, including precious metal market prices, our financial condition, operating results, current and anticipated cash needs and plans for expansion. At the present time, we are not party to any agreement that would limit our ability to pay dividends.

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

The following discussion summarizes our results of operations for the two fiscal years ended December 31, 2025 and 2024.  It also analyzes our financial condition at December 31, 2025.

2025 Financial Results and Highlights

●	$18.4 million net sales;
●	$4.7 million cash balance on December 31, 2025;
●	5,236 gold ounces and 32,809 silver ounces produced;
●	$29.5 million working capital at December 31, 2025;
●	$5.8 million dividends paid;
●	$0.4 million net income;
●	$10.0 million mine gross profit;
●	$6.3 million exploration expenditures;
●	$1,104 total cash after by-product credits per gold ounce sold; and
●	$1,697 per ounce total all in sustaining cost.
●	611 ounces of gold rounds/bullion at December 31, 2025

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl Mine for the periods indicated:

	Year ended December 31,
	2025	2024
Ore mined
Ore (tonnes)	145,868	447,304
Gold grade (g/t)	0.39	0.57
Waste (tonnes)	1,800,748	1,380,067
Metal production (before payable metal deductions)(1)
Gold (ozs.)	5,236	16,472
Silver (ozs.)	32,809	66,880
(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals actually paid for according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amount of metals contained in doré produced and sold.

During the years ended December 31, 2025 and 2024, we produced 5,236 and 16,472 ounces of gold, respectively.  The decreased production in 2025 is primarily due to lower leach pad recoveries due to overall lower-grade ore mined and delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Gold production in 2026 and beyond depends on the Company’s ability to execute its original long-term plan, which contemplated the development and operation of multiple mines, appropriate mine sequencing, and the completion of mining at the Isabella Pearl deposit, supplemented by residual leaching of ore currently on the heap leach pad. The permitting backlog at the BLM during the Biden/Harris administration disrupted the original timeline for new mine permits and, consequently, negatively impacted the construction of new mines. Excessive permitting delays in 2024 and 2025—specifically for the deep Pearl zones and approval to mine County Line ore for processing at the Isabella Pearl facility—have significantly increased uncertainty around forecasting 2026 production.  Production in 2026 is expected to be primarily sourced from County Line, Isabella Pearl, and residual leaching from the Isabella Pearl heap leach pad. All areas of the heap leach pad are expected to be returned to rotational leaching at various times as new ore is placed.

	Year ended December 31,
	2025	2024
Metal sold
Gold (ozs.)	5,774	15,825
Silver (ozs.)	35,091	61,536
Average metal prices realized (1)
Gold ($per oz.)	3,235	2,371
Silver ($per oz.)	36.23	27.56
Precious metal gold equivalent ounces sold
Gold Ounces	5,774	15,825
Gold Equivalent Ounces from Silver	393	715
	6,167	16,540

Total cash cost before by-product credits per gold ounce sold	$1,324	$934
Total cash cost after by-product credits per gold ounce sold	$1,104	$827
Total all-in sustaining cost per gold ounce sold	$1,697	$966
(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Cash cost after by-product credit per ounce increased due mainly to lower sales volumes.

Consolidated Results of Operations – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Sales, net. For the year ended December 31, 2025, net sales were $18.4 million as compared to $37.3 million for the same period in 2024. The decrease is attributable to lower sales volumes, partially offset by higher average sales price. 2025 gold sales volumes decreased 64% from the same period in 2024, while the average sales price increased 36% from 2024.

Lower sales volumes in 2025 were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined, and regulatory delays in permitting our next targeted mine build at County Line. Mining and placement of ore on the heap leach pad was primarily from the remaining lower grade mineralized oxide areas of the Isabella Pearl deposit and the utilization of the low-grade ore stockpile.

Mine cost of sales. For the year ended December 31, 2025, mine cost of sales totaled $8.5 million compared to $19.0 million for the same period in 2024. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the year ended December 31, 2025, mine gross profit totaled $10.0 million compared to $18.3 million for the same period in 2024. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the year ended December 31, 2025, general and administrative expenses totaled $4.9 million as compared to $5.9 million for the same period in 2024. The decrease is primarily attributable to a decrease in employee compensation.

Facilities and mine construction. For the year ended December 31, 2025, facilities and mine construction totaled $0.6 million as compared to nil for the same period in 2024. The increase is primarily attributable to road construction and mining preparation at County Line.

Exploration expenses. For the year ended December 31, 2025, property exploration expenses totaled $6.3 million as compared to $12.9 million for the same period of 2024. The decrease is primarily due to decreased exploration spending to preserve capital due to permit delays of our next targeted mine build at County Line. Exploration spending in 2025 primarily related to East Camp Douglas, County Line and the Isabella Pearl trend.

Other income, net. For the year ended December 31, 2025, other income was $2.3 million compared to $1.9 million for the same period in 2024.  The increase is the result of higher unrealized and realized gains on gold and silver rounds/bullion and a gain on debt retirement.  These increases were offset by decreases in net interest income. See Note 12 in Item 8. Financial Statements and Supplementary Data.

Mining and income tax expense. For the year ended December 31, 2025, mining and income tax expense was $0.02 million as compared to $3.4 million for the same period in 2024.  The decrease is the result of our lower income before income and mining taxes and a valuation allowance on our deferred tax asset recognized in 2024. See Note 6 in Item 8. Financial Statements and Supplementary Data.

Net income (loss). For the year ended December 31, 2025 we recorded a net income of $0.4 million as compared to net loss of $2.0 million for the prior year. The change is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations (in thousands):

	Year ended December 31,
	2025	2024

Total cash cost after by-product credits	$6,375	$13,083
Treatment and refining charges	(268)	(189)
Depreciation and amortization	2,187	5,865
Reclamation and remediation	156	242
Total consolidated mine cost of sales	$8,450	$19,001

The following table presents a reconciliation of the non-GAAP measures of total cash cost and AISC (in thousands, except ounces sold and cost per gold ounce sold):

	Year ended December 31,
	2025	2024

Total cash cost before by-product credits (1)	$7,646	$14,778
By-product credits (2)	(1,271)	(1,695)
Total cash cost after by-product credits	$6,375	$13,083
Sustaining capital expenditures	1,800	588
Sustaining exploration expenses	1,624	1,611
Total all-in sustaining cost	$9,799	$15,282

Gold ounces sold	5,774	15,825

Total cash cost before by-product credits per gold ounce sold	$1,324	$934
By-product credits per gold ounce sold (2)	(220)	(107)
Total cash cost after by-product credits per gold ounce sold	1,104	827
Other sustaining expenditures per gold ounce sold (3)	593	139
Total all-in sustaining cost per gold ounce sold	$1,697	$966
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per gold equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue (in thousands) and by-product credit per gold ounce sold:

	Year ended December 31,
	2025	2024
By-product credits by dollar value:
Silver sales	$1,271	$1,695
Total sales from by-products	$1,271	$1,695

	Year ended December 31,
	2025	2024
By-product credits per gold pounce sold:
Silver sales	$220	$107
Total by-product credits per gold ounce sold	$220	$107

Liquidity and Capital Resources

As of December 31, 2025, we had a cash position of $4.7 million compared to $27.1 million at December 31, 2024.

As of December 31, 2025, we had working capital of $29.5 million, representing a decrease of $8.2 million from a working capital balance of $37.7 million at December 31, 2024. Our working capital balance fluctuates as we use cash to fund our operations, dividends and other financing and investing activities, including exploration, mine development and income taxes. Based on our working capital balance as of December 31, 2025, and considering projected cash burn, the Company did not have sufficient liquidity and capital resources to fund its operating, exploration, capital expenditure, and corporate requirements for the next twelve months. Ongoing permitting delays at County Line and Scarlet extended the timeline for introducing fresh ore to the processing facility, which increased cash burn during the period and contributed to the Company’s liquidity constraints. These impacts were further compounded by the capital deployed for the year-long waste stripping program at the Pearl Deep project, undertaken to access deeper gold mineralization targeted for 2026. Accordingly, subsequent to December 31, 2025, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million after placement agent fees and offering expenses. The net proceeds from the private placement are expected to support ongoing operations and exploration activities and to address the Company’s short-term liquidity needs.

Net cash used in operating activities for the year ended December 31, 2025 was $13.0 million, compared to $6.6 million for the year ended December 31, 2024. The change is primarily due to increases in inventory, other non-current assets and decreases in income and mining taxes payable and accounts payable.

Net cash used in investing activities for the year ended December 31, 2025 was $1.9 million compared to $3.4 million during the same period in 2024. The decrease is primarily due to less capital expenditures.

Net cash used in financing activities was $7.5 million for the year ended December 31, 2025, compared to $11.5 million for the year ended December 31, 2024.  The decrease is primarily attributable to lower dividends due to the decreased dividend beginning in May 2025, partially offset by higher finance lease payments.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had a $28.1 million off-balance sheet arrangement for surety bonds for its Isabella Pearl Mine and County Line projects. This bond is offset by a $10.9 million asset retirement obligation for future reclamation at the Company’s Isabella Pearl Mine and County Line project.

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

The metallurgical balancing process is constantly monitored and estimates are refined based on actual results over time. Variations between actual and estimated quantities resulting from changes in assumptions and estimates that do not result in write-downs to net realizable value are accounted for on a prospective basis. The significant assumptions in determining the net realizable value for the Isabella Pearl Heap Leach Pad at December 31, 2025 are metal prices, future operating costs, metal recoveries, production levels, and other factors unique to the operation based on the life of mine plans.  If short-term and long-term commodity prices decrease, estimated future processing costs increase, or other negative factors occur, it may be necessary to record a write-down of ore on leach pads to net realizable value.

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

Asset Retirement Obligation

Our mining and exploration activities are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. Accounting for reclamation and remediation obligations requires management to make estimates of the future costs that we will incur to complete the work required to comply with existing laws and regulations. Actual costs may differ from the amounts estimated. For projects with proven and probable mineral reserves, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. For projects without proven and probable mineral reserves, the asset retirement costs are expensed as incurred.  Reclamation costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation and remediation costs. Also, future changes to environmental laws and regulations could increase the extent of reclamation and remediation work required.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and The Board of Directors of Fortitude Gold Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fortitude Gold Corporation (the Company) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes  (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Retirement and Reclamation Liabilities

As discussed in Note 10, the Company accounts for asset retirement obligations (“ARO”) under ASC 410. As of December 31, 2025, the Company’s ARO and reclamation liabilities totaled $10.9 million and relate to multiple mining operations, including a primary mine nearing the end of its productive life and a mine in the early stages of development.

We identified the ARO as a critical audit matter because its measurement involves significant auditor judgment in evaluating management’s assumptions related to the timing and amount of expected reclamation activities, estimated future costs, and the credit adjusted risk free rate used to measure the present value of the obligations, including the recognition of new asset retirement obligations recorded during the year. Changes in these assumptions could have a significant effect on the recorded liability.

Our audit procedures included, among others, testing the mathematical accuracy of the ARO calculations and rollforward; evaluating the reasonableness of significant assumptions regarding the timing and allocation of expected reclamation costs; assessing the credit adjusted risk free rate using market and peer information and sensitivity analyses; and evaluating whether the Company’s accounting for AROs was in conformity with ASC 410.

Valuation of Inventory

As of December 31, 2025, the Company’s leach pad inventory at the Isabella Pearl mine in Nevada was classified as $26.8 million in inventory and $50.3 million in other non current assets based on the expected timing of recovery. As discussed in Notes 1 and 5 to the consolidated financial statements, leach pad inventory is stated at the lower of average cost or net realizable value (“NRV”). NRV represents the estimated future sales price based on current and long term metals prices, less the estimated costs to complete production and bring the product to sale. Costs are removed from leach pad inventory based on the average cost per estimated recoverable ounce of gold or silver.

We identified the valuation of leach pad inventory as a critical audit matter because estimating recoverable ounces requires significant auditor judgment. The estimate is based on subjective and complex assumptions, including measured tonnes placed on the leach pad, ore grades based on assay data, and recovery percentages based on ore type. The nature of the leaching process inherently limits the ability to precisely monitor inventory levels, and changes in these assumptions could have a significant effect on the valuation of both the current and long term portions of leach pad inventory.

Our audit procedures included, among others, testing the accuracy and completeness of key data used in the recoverable ounce estimate, including survey and assay information; evaluating the reasonableness of recovery assumptions, including consideration of metallurgical balancing and historical performance; testing the mathematical accuracy of management’s leach pad valuation and related rollforwards; and evaluating whether leach pad inventory was appropriately stated at the lower of average cost or NRV and whether the related disclosures were adequate.

/s/ Haynie

Salt Lake City, Utah

March 3, 2026

We have served as the Company’s auditor since 2021.

FORTITUDE GOLD CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$4,656	$27,082
Gold and silver rounds/bullion	3,336	1,907
Inventories	29,312	11,641
Prepaid taxes	450	200
Prepaid expenses and other current assets	867	1,025
Total current assets	38,621	41,855
Property, plant and mine development, net	46,213	26,287
Leach pad inventories	50,291	53,577
Other non-current assets	1,060	386
Total assets	$136,185	$122,105
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,468	$2,637
Finance lease liabilities, current	7,208	—
Mining taxes payable	—	592
Other current liabilities	397	903
Total current liabilities	9,073	4,132
Finance lease liabilities	11,882	—
Asset retirement obligations	10,856	9,880
Total liabilities	31,811	14,012
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 24,375,209 shares outstanding at December 31, 2025 and 24,173,209 shares outstanding at December 31, 2024	244	242
Additional paid-in capital	106,882	105,207
(Accumulated deficit) retained earnings	(2,752)	2,644
Total shareholders' equity	104,374	108,093
Total liabilities and shareholders' equity	$136,185	$122,105

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2025 and 2024

(U.S. dollars in thousands, except share and per share amounts)

	Year ended
	December 31,
	2025	2024
Sales, net	$18,411	$37,334
Mine cost of sales:
Production costs	6,107	12,894
Depreciation and amortization	2,187	5,865
Reclamation and remediation	156	242
Total mine cost of sales	8,450	19,001
Mine gross profit	9,961	18,333
Costs and expenses:
General and administrative expenses	4,919	5,938
Exploration expenses	6,297	12,906
Facilities and mine construction	616	—
Other income, net	(2,311)	(1,910)
Total costs and expenses	9,521	16,934
Income before income and mining taxes	440	1,399
Mining and income tax expense	20	3,441
Net income (loss)	$420	$(2,042)
Net income (loss) per common share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)
Weighted average shares outstanding:
Basic	24,291,242	24,160,948
Diluted	24,565,568	24,160,948

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the years ended December 31, 2025 and 2024

(U.S. dollars in thousands, except share amounts)

	Years ended December 31, 2025 and 2024
		Par
	Number of	Value of		(Accumulated Deficit)	Total
	Common	Common	Additional Paid-	Retained	Shareholders'
	Shares	Shares	in Capital	Earnings	Equity
Balance, December 31, 2023	24,084,542	$241	$104,020	$16,284	$120,545
Stock-based compensation	—	—	1,111	—	1,111
Dividends	—	—	—	(11,598)	(11,598)
Stock options exercised	76,667	1	76	—	77
Common stock issued for vested restricted stock units	12,000	—	—	—	—
Net loss	—	—	—	(2,042)	(2,042)
Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093

Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$108,093
Stock-based compensation	—	—	1,677	—	1,677
Dividends	—	—	—	(5,816)	(5,816)
Common stock issued for vested restricted stock units	202,000	2	(2)	—	—
Net income	—	—	—	420	420
Balance, December 31, 2025	24,375,209	$244	$106,882	$(2,752)	$104,374

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2025 and 2024

(U.S. dollars in thousands)

	Year ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$420	$(2,042)
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	2,448	6,055
Stock-based compensation	1,677	1,111
Deferred taxes	—	2,860
Reclamation and remediation accretion	156	242
Reclamation payments	—	(150)
Asset retirement obligation	385	—
Unrealized gain on gold and silver rounds/bullion	(1,448)	(393)
Gain on retirement of debt	(652)	—
Other operating adjustments	(21)	(12)
Changes in operating assets and liabilities:
Accounts receivable	—	42
Inventories	(13,383)	(11,107)
Prepaid expenses and other current assets	158	(214)
Other non-current assets	(674)	(42)
Accounts payable and other accrued liabilities	(1,241)	(1,426)
Income and mining taxes payable	(842)	(1,562)
Net cash used in operating activities	(13,017)	(6,638)

Cash flows from investing activities:
Capital expenditures	(1,942)	(3,464)
Other investing activities	38	30
Net cash used in investing activities	(1,904)	(3,434)

Cash flows from financing activities:
Dividends paid	(5,816)	(11,598)
Proceeds from exercise of stock options	—	77
Repayment of loans payable	—	(3)
Repayment of finance leases	(1,689)	—
Net cash used in financing activities	(7,505)	(11,524)

Net decrease in cash and cash equivalents	(22,426)	(21,596)
Cash and cash equivalents at beginning of period	27,082	48,678
Cash and cash equivalents at end of period	$4,656	$27,082

Supplemental Cash Flow Information
Interest expense paid	$219	$46
Income and mining taxes paid	$862	$2,509
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(186)	$(46)
Change in estimate for asset retirement costs	$414	$2,937
Equipment purchased under finance lease	$20,683	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORTITUDE GOLD CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

As of December 31, 2025, the Company has experienced negative cash flows from operations primarily due to permitting delays. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In response, the Company completed a private placement of common stock, issuing 2,520,206 shares for gross proceeds of $12.0 million and net proceeds of $11.7 million after placement agent fees and offering expenses. Management believes the proceeds from the private placement will provide sufficient liquidity to enable the Company to meet its obligations for at least twelve months from the date the financial statements are issued.

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

Inventories

The major inventory categories are set forth below:

Stockpile Inventories: Stockpile inventories represent ore that has been mined and is available for further processing. Stockpiles are measured by estimating the number of tonnes added and removed from the stockpile, an estimate of the contained metals (based on assay data) and the estimated metallurgical recovery rates. Costs are allocated to stockpiles based on relative values of material stockpiled and processed using current mining costs incurred, including applicable overhead, depreciation and amortization relating to mining operations. Material is removed at each stockpile’s average cost per ounce. Stockpiles are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of stockpiles is determined based on the expected amounts to be processed within the next 12 months. Stockpiles not expected to be processed within the next 12 months are classified as long-term. See Note 5 for current and long-term balances as of December 31, 2025 and 2024.

Doré Inventory: Doré inventories includes gold and silver doré bars held at the Company’s facility. Doré inventories are carried at the lower of cost of production or net realizable value based on current metals prices.

Leach Pad: Ore on leach pad represents ore that has been mined and placed on the leach pad where a solution is applied to the surface of the heap to extract the gold or silver. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. Costs are removed from ore on leach pads as ounces are recovered based on the average cost per estimated recoverable ounce of gold or silver on the leach pad. Leach inventories are carried at the lower of average cost or net realizable value. Net realizable value represents the estimated future sales price of the product based on current and long-term metals prices, less the estimated costs to complete production and bring the product to sale. The current portion of leach pad inventories is determined based on the expected amounts to be processed within the next 12 months. Leach pad inventories not expected to be processed within the next 12 months are classified as long-term. See Note 5 for current and long-term balances as of December 31, 2025 and 2024.

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

Fair Value of Financial Instruments

The recorded amounts of cash and cash equivalents and accounts payable approximate fair value because of the short maturity of those instruments.

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

Facilities and Mine Construction Costs

Certain costs to design and construct mine and processing facilities may be incurred prior to establishing proven or probable mineral reserves. Under these circumstances, the Company classifies a project as an exploration stage project and expenses substantially all costs, including design, engineering, construction and installation of equipment. Certain types of equipment, which have alternative uses or significant salvage value, may be capitalized. If a project is determined to contain proven or probable mineral reserves, costs incurred in anticipation of production can be capitalized. Such costs include mine construction drilling to further delineate the mineralized material, removing overburden during the pre-production phase, building access ways, constructing facilities, and installing equipment. Interest costs, if any, incurred during the construction phase, would be capitalized until the assets are ready for their intended use. The cost of start-up activities and ongoing costs to maintain production are expensed as incurred. Costs of abandoned projects are charged to operations upon abandonment.

Asset Retirement Obligation

An asset retirement obligation is recognized when incurred and is recorded as a liability at fair value. The liability is accreted over time through periodic charges to earnings. For projects with proven and probable mineral reserves, the asset retirement cost is capitalized as part of the asset’s carrying value and amortized over the life of the related asset. For projects without proven and probable mineral reserves, the asset retirement costs are expensed as incurred. Asset retirement costs are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either the timing or amount of the reclamation costs. The estimated asset retirement obligation is based on when spending for an existing disturbance is expected to occur. The Company reviews, on an annual basis, unless otherwise deemed necessary, the reclamation obligation in accordance with Accounting Standards Codification (“ASC”) guidance for asset retirement obligations.

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

The Company does not believe it is exposed to significant credit risk as doré sales are typically settled shortly after delivery.

The Isabella Pearl Mine in Nevada, U.S.A. accounted for 100% of the Company’s 2025 and 2024 net sales with one customer accounting for 94% and 99% of net sales in 2025 and 2024, respectively.

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

The financial information for our one operating segment are the financial statements included as part of this report.

2. New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 6 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

Accounting Pronouncements Not Yet Adopted

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

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a material impact on its consolidated financial statements.

3. Revenue

The following table presents the Company’s net sales:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Sales, net
Gold sales	$18,679	$37,523
Less: Refining charges	(268)	(189)
Total sales, net	$18,411	$37,334

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At December 31, 2025 and December 31, 2024, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	December 31,			December 31,
	2025			2024
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	611	$4,308	$2,632	619	$2,609	$1,616
Silver	9,776	$72	$704	9,879	$29	$291
Total holdings			$3,336			$1,907

5. Inventories

At December 31, 2025 and December 31, 2024, current inventories consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Stockpiles	$2,132	$2,678
Leach pad	26,820	7,814
Doré	11	843
Subtotal - product inventories	28,963	11,335
Materials and supplies	349	306
Total	$29,312	$11,641

In addition to the inventories above, for the years ended December 31, 2025, and 2024, the Company had $50.3 million and $53.6 million, respectively, of leach-pad inventory included in other non-current assets.

6. Income Taxes

The Company files a consolidated U.S. income tax return. The Company also files a Nevada net proceeds of minerals tax return and such tax is treated as an income tax for purposes of ASC 740. At the federal level, the Company’s income (loss) in the U.S. is taxed at 21%, while a 5% net proceeds of minerals tax applies in Nevada. For financial reporting purposes, the Company recorded income before income taxes of $0.4 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

For the years ended December 31, 2025 and 2024, the Company had $0.02 million and $0.6 million of current tax expense, respectively.

	Year ended December 31,
	2025	2024

	(in thousands)
Current taxes
Federal	$—	$(27)
State	20	609
Total current taxes	$20	$582

Deferred taxes
Federal	$—	$2,859
State	—	—
Total deferred taxes	$—	$2,859
Total income and mining taxes	$20	$3,441

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Significant Accounting Policies, the provision for income taxes for the year ended December 31, 2025, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences:

	Year ended
	December 31,
	2025
	(in thousands)
Tax at statutory rates	$92	21%
State and local income taxes net of federal income tax effect	16	4%
Change in valuation allowance	412	94%
Nontaxable or Nondeductible Items
Depletion in excess of basis	(567)	(129)%
Share based compensation	63	14%
Other	4	1%
Total income and mining tax expense	$20	5%

The provision for income taxes for the year ended December 31, 2024, differs from the amount of income tax determined by applying the applicable United States statutory federal income tax rate to pre-tax income from operations as a result of the following differences presented in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

Year ended
December 31,
2024
(in thousands)
Tax at statutory rates	$294
Change in valuation allowance	3,787
Nevada net proceeds of minerals tax, net	467
Depletion in excess of basis	(1,139)
Nondeductible compensation	(8)
Other	40
Total income and mining tax expense	$3,441

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows (in thousands):

Year ended
December 31,
2025
(in thousands)
Federal	250
State
Nevada	612
Total cash paid for income and mining taxes, net of refunds	$862

The following table sets forth deferred tax assets and liabilities:

	December 31,
	2025	2024

	(in thousands)
Deferred tax assets
Tax loss carryforward - US	$1,189	$312
Property and equipment	579	5,245
Lease liabilities	6,675	6,675
Stock compensation	444	294
Inventory	1,959	—
Other	28	21
Total deferred tax assets	10,874	12,547
Valuation allowance	(4,199)	(3,787)
Deferred tax assets after valuation allowance	$6,675	$8,760

Deferred tax liabilities
Lease assets	$(6,675)	$(6,675)
Inventory	—	(2,085)
Total deferred tax liabilities	$(6,675)	$(8,760)

Net deferred tax asset	$—	$—

Other Tax Disclosures

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $4.2 million and $3.8 million as of December 31, 2025 and 2024, respectively.

As of both December 31, 2025 and 2024, the Company believes that it has no uncertain tax positions. If the Company were to determine there was an uncertain tax position, the Company would recognize the liability and related interest and penalties within income tax expense.

All pretax income and income tax expense is domestic. The majority of state income tax expense is comprised of the Nevada mining tax.

7. Prepaid Expenses and Other Current Assets

At December 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Contractor advances	$28	$23
Prepaid insurance	730	607
Interest receivable	6	178
Other current assets	103	217
Total	$867	$1,025

8. Property, Plant and Mine Development, net

At December 31, 2025 and December 31, 2024, property, plant and mine development consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement costs	$7,665	$8,425
Construction-in-progress	15,282	14,915
Furniture and office equipment	865	787
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	523	523
Machinery and equipment	37,819	17,119
Process facilities and infrastructure	10,667	8,995
Mineral interests and mineral rights	19,828	19,703
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	121,162	98,980
Accumulated depreciation and amortization	(74,949)	(72,693)
Total	$46,213	$26,287
(1)	Includes capital expenditures in accounts payable of $0.5 million and $0.7 million at December 31, 2025 and 2024.

For the years ended December 31, 2025 and 2024, the Company recorded depreciation and amortization expense of $2.4 million and $6.1 million, respectively.

9. Other Current Liabilities

At December 31, 2025 and December 31, 2024, other current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024

	(in thousands)
Accrued royalty payments	$45	$295
Accrued property and excise taxes	352	608
Total	$397	$903

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the years ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

	(in thousands)
Asset retirement obligation – balance at beginning of period	$9,880	$6,500
Changes in estimate	(29)	2,937
Payments	—	(150)
Accretion	1,005	593
Asset retirement obligation – balance at end of period	$10,856	$9,880

For the year ended December 31, 2024, the change in estimate was primarily due to updated cost estimates in the Company’s closure plan study.

As of December 31, 2025 and 2024, the Company had off-balance sheet arrangements for a surety bond for its Isabella Pearl Mine of $23.1 million and $16.5 million, respectively. As of December 31, 2025 and 2024, this bond is related to asset retirement obligations for future reclamation of $10.5 million and $9.9 million, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

As of December 31, 2025 and 2024, the Company had off-balance sheet arrangements for a surety bond for its County Line property of $5 million and nil, respectively. As of December 31, 2025 and 2024, this bond is related to by asset retirement obligations for future reclamation of $0.4 million and nil, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

The Company had an embedded lease in its Contract Mining Agreement with its previous mining contractor. In November 2022, the Company extended the Contract Mining Agreement for a twelve-month term resulting in the recognition of a $3.8 million right-of-use asset and corresponding $3.8 million operating lease liability. In December 2023, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.6 million right-of-use asset and corresponding $0.6 million operating lease liability. In April 2024, the Company extended the Contract Mining Agreement for a three-month term resulting in the recognition of a $0.7 million right-of-use asset and corresponding $0.7 million operating lease liability. On May 31, 2024, the Contract Mining Agreement was terminated. The Company’s lease payments for its mining equipment embedded lease were determined by tonnage hauled. This embedded lease was within a Contract Mining Agreement entered into for the mining activities at the Company’s Isabella Pearl Mine. The payments, amortization of the right-of-use asset, and interest vary immaterially from forecasted amounts due to variable conditions at the mine. During the years ended December 31, 2025 and 2024, the Company capitalized variable lease costs of nil and $1.2 million, respectively, to Inventory.

On June 1, 2024, the Company entered into the 2024 Contract Mining agreement for a term of three-months.  On September 1, 2025, the 2024 Contract Mining agreement auto-renewed for a period of one-month. On October 1, 2025, the 2024 Contract Mining agreement was terminated, and Company personnel are now conducting mining operations at the Isabella Pearl mine. No operating leases outstanding as of December 31, 2024.

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.50% to 6.55% and require monthly principal, interest, and sales tax payments of $0.6 million. The weighted average discount rate for the Company’s finance leases is 6.5%. Scheduled minimum annual payments as of December 31, 2025 are as follows (in thousands):

Year Ending December 31:
2026	$7,520
2027	7,520
2028	5,631
2029	—
Thereafter	—
Total minimum obligations	20,671
Less: interest portion	(1,581)
Present value of minimum payments	19,090
Less: current portion	(7,208)
Long-term portion of minimum payments	$11,882

The weighted average remaining lease term for the Company’s finance leases as of December 31, 2025 is 2.6 years.

Supplemental cash flow information related to the Company’s operating leases is as follows for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$—	$1,170
Financing cash flows from finance leases	1,689	—

12. Other Income, Net

For the years ended December 31, 2025 and 2024, other income, net consisted of the following:

	Year ended
	December 31,
	2025	2024

	(in thousands)
Interest income, net	$(294)	$(1,644)
Charitable contributions	35	98
Realized/unrealized gain from gold and silver rounds/bullion (1)	(1,469)	(400)
Realized gain from debt retirement	(652)	—
Other expense	69	36
Total other income, net	$(2,311)	$(1,910)
(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of December 31, 2025, potentially dilutive securities representing 160,000 shares of common stock at weighted average prices of $5.38 were excluded from the computation of diluted earnings per share because their effect would have been antidilutive. Options to purchase 172,000 shares of common stock at weighted average prices of $5.08 and 1,124,000 restricted stock units (“RSUs”) at a weighted average fair value of $4.66 were outstanding as of December 31, 2024 but had no dilutive effect due to the net loss.

Basic and diluted net income (loss) per common share is calculated as follows:

	Year ended
	December 31,
	2025	2024
Net income (loss) (in thousands)	$420	$(2,042)
Basic weighted average shares of common stock outstanding	24,291,242	24,160,948
Diluted effect of share-based awards	274,326	—
Diluted weighted average common shares outstanding	24,565,568	24,160,948
Net income (loss) per share:
Basic	$0.02	$(0.08)
Diluted	$0.02	$(0.08)

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$4,656	$27,082	Level 1
Gold and silver rounds/bullion	3,336	1,907	Level 1

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

       Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Consolidated Statements of Operations as shown in the following table (in thousands):

	Year ended
	December 31,
	2025	2024	Statement of Operations Classification

Realized/unrealized gain from gold and silver rounds/bullion	$(1,469)	$(400)	Other income, net

15. Stock-Based Compensation

The Fortitude Gold Corporation 2020 Equity Incentive Plan (the “Incentive Plan”) allows for the issuance of up to 5 million shares of common stock in the form of incentive and non-qualified stock options, stock appreciation rights, RSUs, stock grants, and stock units. The Company utilizes this Incentive Plan to attract, retain and incentivize staff.

Stock Options

A summary of stock option activity under the Incentive Plan for the years ended December 31, 2025 and 2024 is presented below:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (thousands)
Outstanding as of December 31, 2023	248,667	$3.82	2.30	$565
Exercised	(76,667)	1.00	-	-
Outstanding as of December 31, 2024	172,000	$5.08	1.42	$66
Cancelled	(6,000)	1.00	-	-
Outstanding as of December 31, 2025	166,000	$5.23	0.43	$17

Vested and exercisable as of December 31, 2025	166,000	$5.23	0.43	$17

No options were granted during the years ended December 31, 2025 and 2024. The total fair value of options vested during the years ended December 31, 2024 was $0.4 million. No options vested during the year ended December 31, 2025.

 During the year ended December 31, 2024, stock options to purchase an aggregate of 76,667 of the Company’s common stock were exercised at a weighted average exercise price of $1.00 per share.  The total intrinsic value of options exercised during the year ended December 31, 2024 was $0.3 million. No options were exercised during the year ended December 31, 2025.

The following table summarizes information about stock options outstanding at December 31, 2025:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price (per share)	Number of Options	Weighted Average Exercise Price (per share)
$1.00 - $5.48	136,000	0.26	$4.82	136,000	$4.82
$5.48 - $7.06	30,000	1.20	$7.06	30,000	$7.06
	166,000	0.43	$5.23	166,000	$5.23

Restricted Stock Units

During the year ended December 31, 2024, the Company granted 1,110,000 RSUs to employees. The RSUs vest over a period of three years and were granted with a weighted average fair value of $4.61 per share. No RSU’s were granted in 2025.

A summary of RSU activity under the Incentive Plan for the years ended December 31, 2025 and 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	36,000	$7.00
Granted	1,110,000	4.61
Issued	(12,000)	7.00
Outstanding as of December 31, 2024	1,134,000	4.66
Granted	-	-
Issued	(202,000)	4.75
Outstanding as of December 31, 2025	932,000	4.64

Stock-Based Compensation Expense

Stock-based compensation is included in general and administrative expenses in the accompanying Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Year ended December 31,
	2025	2024

	(in thousands)
Stock options	$5	$55
Restricted stock units	1,672	1,056
Total	$1,677	$1,111

The estimated unrecognized stock-based compensation expense from unvested options and RSUs as of December 31, 2025, was approximately nil and $2.6 million, respectively, which is being amortized through 2027.

16. Shareholders’ Equity

During the year ended December 31, 2025, the Company declared and paid dividends of $5.8 million or $0.24 per share. During the year ended December 31, 2024, the Company declared and paid dividends of $11.6 million or $0.48 per share.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

17. Subsequent Events

On February 19, 2026, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million after placement agent fees and offering expenses.

On February 27, 2026, the Company entered into a Joint Venture Agreement (the “JV Agreement”) with Hawthorne Land & Minerals, LLC (“Hawthorne”) to accelerate the exploration and development of its East Camp Douglas. Pursuant to the JV Agreement, the parties will form an operating subsidiary, East Camp Douglas JV (the “JV”). This JV which will be 60% owned by the Company and 40% by Hawthorne, is structured with Fortitude contributing its East Camp Douglas property and Hawthorne contributing a total of $40 million.  Following Hawthorne’s initial $40 million investment to secure its 40% ownership interest, the parties will fund future JV expenditures on a pro rata basis, in accordance with their respective ownership interests (60% Fortitude / 40% Hawthorne).

Management has evaluated subsequent events through March 3, 2026 the date the consolidated financial statements were issued.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 Framework). Based on our assessment, our Chief Executive Officer and our Chief Financial Officer both believe that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm was not required to and did not express an opinion on the effectiveness of the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2025.

Item 9C. Disclosures regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The name, age and position of our directors, executive officers and key employees as of March 2, 2026 are as follows:

Name	Age	Position
Jason D. Reid	53	President, Chief Executive Officer and Director
Bill M. Conrad	69	Chairman of the Board of Directors
Janet H.N. Turner	44	Chief Financial Officer
Allan Turner	54	Vice President of Exploration
Gregory A. Patterson	56	Vice President of Corporate Development

Jason D. Reid is in his 21st year of industry experience, currently serving as the Chief Executive Officer President and Director of Fortitude Gold Corporation since the spin-off from Gold Resource Corporation (“GRC”) where he previously served for over 14 years including CEO, President and Director positions. Mr. Reid joined GRC in 2006 when it was a private Company and helped take it public with a self-underwritten IPO. Mr. Reid was part of a management team that took GRC from an exploration stage company to a development stage company, to a gold and silver dividend paying producer. Under his tenure as CEO & President, GRC achieved over a decade of production, ten consecutive years of profitability, generated over $1 billion in revenue and returned over $116 million in cash dividends to shareholders. At GRC, he also co-created and initiated the first known cash to physical gold and silver dividend program whereby shareholders could take delivery of precious metals. As an entrepreneur prior to GRC, Mr. Reid was the founder and president of two successful businesses he ran for 13 years. He holds a Bachelor of Science degree from Fort Lewis College. Our Board of Directors believes that Mr. Reid’s experience founding and operating his own business, as well as his two decades of mining industry experience, significant participation in the development of business strategy and decision-making for the Company provides him with the appropriate experience and qualifications to serve as a member of our Board.

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

As of March 2, 2026, we had the following directors:

Name	Type
Bill M. Conrad	Independent
Jason D. Reid	Non-Independent

The following table summarizes the total compensation for all independent directors serving during the years ended December 31, 2025 and 2024:

		Fees Earned
		or paid			Stock		Option	All Other
	Fiscal	in Cash	Bonus		Awards		Awards	Compensation
Name and Principal Position	Year				(1)		(2)		Total
Bill M. Conrad
Chairman of the Board of Directors	2025	$240,000	$—		$—		$—	$4,359	$244,359
	2024	$240,000	$168,000	*	$1,239,300	*	$—	$2,703	$1,650,003

*	The bonus and stock-based compensation in 2024 was granted based on assisting the Company navigate and strategize optionality around the permit backlog caused by the Biden/Harris administration, among other corporate objectives and contributions.

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

Compensation Table

The following table sets forth in summary form the compensation received by our executive officers for the years ended December 31, 2025 and 2024:

				Stock	Option	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)		Total
Jason D. Reid
CEO & President	2025	$600,000	$—	$—	$—	$18,250	$618,250
	2024	$600,000	$620,000	$1,927,800	$—	$13,053	$3,160,853

Janet H.N. Turner
Chief Financial Officer	2025	$220,000	$—	$—	$—	$15,512	$235,512
(from June 1, 2024)	2024	$201,250	$110,000	$275,400	$—	$13,053	$599,703

Allan Turner
Vice President of Exploration	2025	$230,000	$—	$—	$—	$16,328	$246,328
	2024	$230,000	$115,000	$275,400	$—	$13,053	$633,453

Gregory A. Patterson
Vice President of Development and Investor Relations	2025	$250,000	$—	$—	$—	$18,250	$268,250
	2024	$250,000	$137,500	$780,300	$—	$13,053	$1,180,853

(1)	The bonus and stock-based compensation in 2024 was granted based on assisting the Company navigate and strategize optionality around the permit backlog caused by the Biden/Harris administration, among other corporate objectives and contributions.
(2)	The dollar value of base salary (cash and non-cash) earned.
(3)	The dollar value of bonus (cash and non-cash) earned.
(4)	The value of all stock awarded during the periods covered by the table calculated in accordance with ASC 718-10-30-3 which represented the grant date fair value. These stock awards are part of the Long-Term Incentives and vest over a period of three years beginning in May of 2025.
(5)	The fair value of all stock options granted during the periods covered by the table calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

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

2025 Grants of Plan-Based Awards

No plan-based awards were granted in 2025.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes the outstanding equity awards of our named executive officers at the fiscal year end December 31, 2025:

	Option Awards					Stock Awards
									Equity Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan				Market	Number of	Payout
			Awards:			Number of	Value	Unearned	Value of
	Number of	Number of	Number of			Shares or	of Shares	Shares,	Unearned
	Securities	Securities	Securities			Units	or Units	Units or	Shares,
	Underlying	Underlying	Underlying			of Stock	of Stock	Other	Units or
	Unexercised	Unexercised	Unexercised	Option	Option	That	That	Rights	Other Rights
	Options	Options	Unearned	Exercise	Expiration	Have	Have	That Have	That Have
	Exercisable	Unexercisable	Options	Price	Date	Not Vested	Not Vested	Not Vested	Not Vested
Name	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
Jason D. Reid	—	—	—	$—	—	—	$—	280,000	$1,077,720
Janet H.N. Turner	—	—	—	$—	—	—	$—	50,000	$192,450
Allan Turner	30,000	-	—	$7.06	3/14/2027	—	$—
	—	—	—	$—	—	—	$—	12,000	$46,188
	—	—	—	$—	—	—	$—	50,000	$192,450
Gregory A. Patterson	—	—	—	$—	—	—	$—	120,000	$461,880

2025 Option Exercises and Stock Vested

The following table summarizes the exercise of stock options and the RSUs that vested for each of our named executive officers during the fiscal year ended December 31, 2025:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise	on Exercise	on Vesting	on Vesting
Janet H.N. Turner	—	$—	10,000	$31,000
Allan Turner	—	—	22,000	67,500

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

Restricted Stock

A restricted stock award gives the participant the right to receive a specified number of shares of common stock at a purchase price determined by the Board (typically zero). Restrictions limit the participant’s ability to transfer the stock and subject the stock to a substantial risk of forfeiture until specific conditions or goals are met. The restrictions will lapse in accordance with a schedule or other conditions as determined by the Board, which might include the achievement of specified performance targets and/or continued employment or service of the participant until a specified date. As a general rule, if a participant terminates employment when the restricted stock is subject to restrictions, the participant forfeits the unvested restricted stock.

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

Summary

The following shows, as of March 2, 2026 concerning the stock options and stock bonuses granted pursuant to our Equity Incentive Plan.  Each option represents the right to purchase one share of our common stock.

Shares
	Total Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plan	Awards	Issued	Under Plan
Equity Incentive Plan	5,000,000	1,098,000	2,664,001	1,237,999

The following table shows the weighted average exercise price of the outstanding options granted pursuant to our Equity Incentive and Plan as of December 31, 2025.

Number of
Securities
	Number of		Available for
	Securities to be		Future Issuance
	Issued Upon	Weighted-	Under Equity
	Exercise of	Average	Compensation
	Outstanding	Exercise Price	Securities
	Options	of Outstanding	Reflected in
Plan Category	(a)	Options	Column (a)
Equity Incentive Plan	1,098,000	5.22	1,237,999

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee.

During the year ended December 31, 2025, no director or executive officer of the Company was also an executive officer or member of the compensation committee of another entity, which had one of its executive officers serving as one of our directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock, as of March 2, 2026, of (i) each of our Officers and Directors; (ii) all Officers and Directors as a group; and (iii) each person known by us to be a beneficial owner of more than 5% of our common stock. Unless indicated otherwise, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned. At March 2, 2026, there were 26,895,415 shares of our common stock outstanding. Shares of common stock issuable pursuant to stock options, warrants and restricted stock units exercisable or exchangeable within 60 days are deemed outstanding and held by the holder of such options, warrants or restricted stock units for purposes of computing the percentage of the person holding such options, warrants or restricted stock units, but are not deemed outstanding for computing the percentage of any other person.

	Number of		Percent of
Name and Address of Beneficial Owner	Shares Owned		Class
Jason Reid 723 S. Cascade Avenue Colorado Springs, CO 80903	451,694		2%
Bill M. Conrad 723 S. Cascade Avenue Colorado Springs, CO 80903	310,000		1%
Janet Turner 723 S. Cascade Avenue Colorado Springs, CO 80903	10,000		0%
Allan Turner 723 S. Cascade Avenue Colorado Springs, CO 80903	42,000	(1)	<1%
Gregory Patterson 723 S. Cascade Avenue Colorado Springs, CO 80903	246,731		1%
All officers and directors as a group (4 persons)	1,060,425		4%

(1)	Includes options to purchase 30,000 shares which are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Jason D. Reid and Bill M. Conrad are the parents of the Company, as that term is defined by the Securities and Exchange Commission. See Item 12 of this report for information concerning the shares of common stock owned by these persons.

Item 14. Principal Accountant’s Fees and Services

Haynie and Company (“Haynie”) served as our independent registered public accountant for the years ended December 31, 2025 and 2024. The following table sets forth the fees billed by Haynie in 2025 and 2024 for services rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services provided by the firm:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$120,500	$112,934
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$120,500	$112,934

Audit fees represent amounts billed for professional services rendered for the audit of our financial statements during the fiscal years ended December 31, 2025 and 2024 and the review of our quarterly financial statements.  Before Haynie was engaged by us to render audit or non-audit services, the engagement was approved by our Board of Directors.  Our Board of Directors is of the opinion that the Audit Fees charged by Haynie were compatible with maintaining the independence of Haynie.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Articles of Incorporation (1)
3.2	Bylaws of the Company (1)
4.1.1	Equity Incentive Plan (1)
4.1.2	Form of Stock Option Award Agreement (1)
4.1.3	Form of RSU Award Agreement (1)
4.2	Shareholder Rights Agreement (1)
10.3	Reserved
10.5	Employment Agreement with Jason D. Reid (2)
10.6	Employment Agreement with Gregory A. Patterson (2)
10.9	Employment Agreement with Allan Turner (6)
10.10	Employment Agreement with Janet Turner (6)
10.11	Company Agreement dated as of February 27, 2026 (7)
10.12	Contribution Agreement dated as of February 27, 2026 (7)
14	Code of Ethics (1)
19	Insider Trading Policies and Procedures (5)
21*	Subsidiaries
23.1*	Consent of Haynie, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-15(e) or Rule 15d-15(e)
32*	Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report Pursuant to 18 U.S.C. Section 1350
95*	Mine Safety Disclosures
96.1	Technical Report Summary of the Isabella Pearl Mine (4)
96.2	Consent of Fred H. Brown with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.3	Consent of J. Ricardo Garcia with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.4	Consent of Barry D. Devlin with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.5	Consent of Joy L. Lester with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.6	Consent of Ralston Pedersen with respect to Technical Report Summary of the Isabella Pearl Mine (4)
96.7	Amended Initial Assessment Technical Report Summary for the Golden Mile Property (3)
96.8	Consent of Barry D. Devlin with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.9	Consent of Fred H. Brown with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.10	Consent of Joy L. Lester with respect to Amended Initial Assessment Technical Report Summary of the Golden Mile Property (3)
96.11	Technical Report Summary of the County Line Mine Property (4)
96.12	Consent of Derek Loveday with respect to Technical Report Summary of the County Line Property (4)
96.13	Consent of W. Allan Turner with respect to Technical Report Summary of the County Line Property (4)
96.14	Consent of Joy L. Lester with respect to Technical Report Summary of the County Line Property (4)
96.15	Consent of Barry Devlin with respect to Technical Report Summary of the County Line Property (4)
96.16*	Technical Report and Estimate of Gold Mineral Resources for the County Line Project Mineral and Nye Counties, Nevada, USA
96.17*	Consent of Respec Company, LLC with respect to the Technical Report and Estimate of Gold Mineral Resources for the County Line Project Mineral and Nye Counties, Nevada, USA
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to the same exhibit filed with the Company’s 10-K/A filed December 15, 2022 (File No. 333-249533).

(4) Incorporated by reference to the same exhibit filed with the Company’s 10-K filed February 28, 2023 (File No. 333-249533)

(5) Incorporated by reference to the same exhibit filed with the Company’s 10-K filed February 27, 2024 (File No. 333-249533)

(6) Incorporated by reference to same exhibit filed with the Company's 8-K report filed June 3, 2024 (File No. 333-249533).

(7) Incorporated by reference to same exhibit filed with the Company's 8-K report filed March 2, 2026 (File No. 333-249533).

*Filed with this Annual Report on Form 10-K.

The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 3, 2026.

FORTITUDE GOLD CORPORATION

/s/Jason D. Reid
Jason D. Reid, Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

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