Form 10-Q
period 2026-03-31
Fortitude Gold Corp
filed 2026-05-11
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	⌧	Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ⌧

As of May 8, 2026 the registrant had 27,189,528 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,025	$4,656
Gold and silver rounds/bullion	3,524	3,336
Inventories	26,547	29,312
Prepaid taxes	450	450
Prepaid expenses and other current assets	729	867
Total current assets	41,275	38,621
Property, plant and mine development, net	44,452	46,213
Leach pad inventories	59,161	50,291
Other non-current assets	1,070	1,060
Total assets	$145,958	$136,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,563	$1,468
Finance lease liabilities, current	7,220	7,208
Other current liabilities	194	397
Total current liabilities	9,977	9,073
Finance lease liabilities, net of current portion	10,174	11,882
Asset retirement obligations	11,290	10,856
Total liabilities	31,441	31,811
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 27,189,528 shares outstanding at March 31, 2026 and 24,375,209 shares outstanding at December 31, 2025	272	244
Additional paid-in capital	118,901	106,882
Accumulated deficit	(5,165)	(2,752)
Fortitude shareholders' equity	114,008	104,374
Noncontrolling interest	509	—
Total shareholders' equity	114,517	104,374
Total liabilities and shareholders' equity	$145,958	$136,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Sales, net	$3,200	$6,536
Mine cost of sales:
Production costs	743	2,263
Depreciation and amortization	245	887
Reclamation and remediation	24	51
Total mine cost of sales	1,012	3,201
Mine gross profit	2,188	3,335
Costs and expenses:
General and administrative expenses	2,206	1,276
Exploration expenses	1,676	1,382
Facilities and mine construction	183	—
Other expense (income), net	44	(572)
Total costs and expenses	4,109	2,086
(Loss) income before income and mining taxes	(1,921)	1,249
Mining and income tax expense	—	—
Net (loss) income	(1,921)	1,249
Net loss (income) attributable to noncontrolling interest	291	—
Net (loss) income attributable to Fortitude Shareholders	$(1,630)	$1,249

Net (loss) income per common share attributable to Fortitude Shareholders:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05
Weighted average shares outstanding:
Basic	25,832,987	24,173,209
Diluted	25,832,987	24,518,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended March 31, 2026 and 2025
		Par
	Number of	Value of		(Accumulated Deficit)		Total
	Common	Common	Additional Paid-	Retained	Noncontrolling	Shareholders'
	Shares	Shares	in Capital	Earnings	Interest	Equity
Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$—	$108,093
Stock-based compensation	—	—	396	—	—	396
Dividends	—	—	—	(2,901)	—	(2,901)
Net income	—	—	—	1,249	—	1,249
Balance, March 31, 2025	24,173,209	$242	$105,603	$992	$—	$106,837

Balance, December 31, 2025	24,375,209	$244	$106,882	$(2,752)	$—	$104,374
Stock-based compensation	150,000	1	1,191	—	—	1,192
Issuance of stock, net of issuance costs	2,520,206	25	11,630	—	—	11,655
Contribution to JV	—	—	(800)	—	800	—
Common stock issued for vested restricted stock units	140,000	1	(1)	—	—	—
Dividends	—	—	—	(783)	—	(783)
Stock options exercised	4,113	1	(1)	—	—	—
Net loss	—	—	—	(1,630)	(291)	(1,921)
Balance, March 31, 2026	27,189,528	$272	$118,901	$(5,165)	$509	$114,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(1,921)	$1,249
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	306	942
Stock-based compensation	1,192	396
Reclamation and remediation accretion	24	51
Asset retirement obligation	133	—
Unrealized gain on gold and silver rounds/bullion	(188)	(358)
Other operating adjustments	2	—
Changes in operating assets and liabilities:
Accounts receivable	—	(685)
Inventories	(4,131)	(3,393)
Prepaid expenses and other current assets	139	369
Other non-current assets	(10)	—
Accounts payable and other accrued liabilities	1,063	(942)
Net cash used in operating activities	(3,391)	(2,371)

Cash flows from investing activities:
Capital expenditures	(512)	(390)
Net cash used in investing activities	(512)	(390)

Cash flows from financing activities:
Dividends paid	(783)	(2,901)
Issuance of stock, net of issuance costs	11,655	—
Repayment of finance leases	(1,600)	—
Net cash provided by (used in) financing activities	9,272	(2,901)

Net increase (decrease) in cash and cash equivalents	5,369	(5,662)
Cash and cash equivalents at beginning of period	4,656	27,082
Cash and cash equivalents at end of period	$10,025	$21,420

Supplemental Cash Flow Information
Interest expense paid	$186	$—
Income and mining taxes paid	$—	$—
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(271)	$289
Change in estimate for asset retirement costs	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, unless otherwise stated)
(Unaudited)

1. Basis of Presentation of Financial Statements

These interim Condensed Consolidated Financial Statements (“interim financial statements”) of Fortitude Gold Corporation and its subsidiaries (collectively, the “Company”) are unaudited and have been prepared in accordance with the rules of the Securities and Exchange Commission for interim statements. Certain information and footnote disclosures required by United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been condensed or omitted as permitted by such rules, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The interim financial statements included herein are expressed in United States dollars and in the opinion of management, include all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation. The results reported in these interim financial statements are not necessarily indicative of the results that may be reported for the entire year. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K. The year-end balance sheet data were derived from the audited financial statements. Unless otherwise noted, there have been no material changes to the footnotes from the audited consolidated financial statements contained in the Company’s annual report on Form 10-K. All intercompany accounts and transactions have been eliminated in consolidation.

Operating Segments and Related Disclosures

We manage our company as one reportable operating segment, mining operations, which produces gold for sale to our customers. The segment information aligns with how the Company’s Chief Operating Decision Maker (“CODM”) reviews and manages our business. The Company’s CODM is the Company’s Chief Executive Officer.

Financial information and annual operating plans and forecasts are prepared and reviewed by the CODM at a consolidated level. The CODM assesses performance for the mining operations segment and decides how to better allocate resources based on consolidated net income that is reported on the Condensed Consolidated Statements of Operations. The Company's objective in making resource allocation decisions is to optimize the consolidated financial results. The accounting policies of our mining operations segment are the same as those described in the Summary of Significant Accounting Policies. Refer to Note 1 to the financial statements included in the Company’s 10-K report for the year ended December 31, 2025 for a description of our Significant Accounting Policies.

Noncontrolling Interests

The Company has a 60% economic interest in East Camp Douglas, LLC (“ECD LLC”) with the remaining interest held by Hawthorne Minerals, LLC (“HLM”). The Company consolidates ECD LLC, in its Consolidated Condensed Financial Statements as the primary beneficiary of ECD LLC, which is a variable interest entity. Under the terms of the agreement, 100% of income and expenses for ECD LLC are attributable to HLM until HLM contributes the required $40 million for exploration activities at the East Camp Douglas property.  For the three months ended March 31, 2026 and 2025, the Company recognized losses of $291 and nil, respectively, within Net loss (income) attributable to non-controlling interests related to ECD, LLC.

2. New Accounting Pronouncements

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

3. Revenue

The following table presents the Company’s net sales:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Sales, net
Gold sales	$3,217	$6,684
Less: Refining charges	(17)	(148)
Total sales, net	$3,200	$6,536

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At March 31, 2026 and December 31, 2025, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	March 31,			December 31,
	2026			2025
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	611	$4,608	$2,815	611	$4,308	$2,632
Silver	9,716	$73	$709	9,776	$72	$704
Total holdings			$3,524			$3,336

5. Inventories

On March 31, 2026 and December 31, 2025, current inventories consisted of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Stockpiles	$855	$2,132
Leach pad	25,417	26,820
Doré	17	11
Subtotal - product inventories	26,289	28,963
Materials and supplies	258	349
Total	$26,547	$29,312

In addition to the inventories above, as of March 31, 2026 and December 31, 2025, the Company had $59.2 million and $50.3 million, respectively, of non-current leach pad inventory.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income is taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  For both the three months ended March 31, 2026 and 2025, the Company recorded mining and income tax benefit of nil. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2025.  At March 31, 2026, the Company maintains a full valuation allowance on its deferred tax assets.

As of March 31, 2026, the Company believes that it has no liability for uncertain tax positions. The Company includes taxes and interest in its income tax expense.

7. Prepaid Expenses and Other Current Assets

At March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Contractor advances	$161	$28
Prepaid insurance	437	730
Interest receivable	13	6
Other current assets	118	103
Total	$729	$867

8. Property, Plant and Mine Development, net

At March 31, 2026 and December 31, 2025, property, plant and mine development consisted of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Asset retirement costs	$7,665	$7,665
Construction-in-progress	6,074	15,282
Furniture and office equipment	908	865
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	523	523
Machinery and equipment	47,016	37,819
Process facilities and infrastructure	10,875	10,667
Mineral interests and mineral rights	19,828	19,828
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	121,402	121,162
Accumulated depreciation and amortization	(76,950)	(74,949)
Total	$44,452	$46,213
(1)	Includes capital expenditures in accounts payable of $0.2 million and $0.5 million at March 31, 2026 and December 31, 2025, respectively.

For the three months ended March 31, 2026 and 2025, the Company recorded depreciation and amortization expense of $0.3 million and $0.9 million, respectively.

9. Other Current Liabilities

At March 31, 2026 and December 31, 2025, other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025

	(in thousands)
Accrued royalty payments	$106	$45
Accrued property taxes	88	352
Total	$194	$397

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the three months ended March 31, 2026 and year ended December 31, 2025:

	March 31,	December 31,
	2026	2025

	(in thousands)
Asset retirement obligation – balance at beginning of period	$10,856	$9,880
Changes in estimate	133	(29)
Accretion	301	1,005
Asset retirement obligation – balance at end of period	$11,290	$10,856

As of March 31, 2026 and December 31, 2025, the Company had off-balance sheet arrangements for a surety bond for its Isabella Pearl Mine of $23.1 million. As of March 31, 2026 and December 31, 2025, the bond is offset by asset retirement obligations for future reclamation of $10.8 million and $10.5 million. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

As of March 31, 2026 and December 31, 2025, the Company had off-balance sheet arrangements for a surety bond for its County Line property of $5 million. As of March 31, 2026 and December 31, 2025, the bond is offset by asset retirement obligations for future reclamation of $0.5 million and $0.4 million, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.50% to 6.55% and require monthly principal, interest, and sales tax payments of $0.5 million. The weighted average discount rate for the Company’s finance leases is 6.5%. Scheduled minimum annual payments as of March 31, 2026 are as follows (in thousands):

Year Ending December 31:
2026	$6,178
2027	7,520
2028	5,005
Total minimum obligations	18,703
Less: interest portion	(1,309)
Present value of minimum payments	17,394
Less: current portion	(7,220)
Long-term portion of minimum payments	$10,174

The weighted average remaining lease term for the Company’s finance leases as of March 31, 2026 is 2.4 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$1,600	$—

12. Other Expense (Income), Net

For the three months ended March 31, 2026 and 2025, other expense (income), net consisted of the following:

	Three months ended
	March 31,
	2026	2025

	(in thousands)
Interest expense (income), net	$230	$(224)
Charitable contributions	6	12
Realized/unrealized gain from gold and silver rounds/bullion (1)	(190)	(358)
Other income	(2)	(2)
Total other expense (income), net	$44	$(572)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

13. Net (Loss) Income per Common Share Attributable to Fortitude Shareholders:

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. Options to purchase 100,000 shares of common stock at weighted average prices of $5.84 and 792,000 restricted stock units (“RSUs”) at a weighted average fair value of $4.65 were outstanding as of March 31, 2026 but had no dilutive effect due to the net loss. As of March 31, 2025, potentially dilutive securities representing 100,000 shares of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net (loss) income per common share attributable to Fortitude Shareholders is calculated as follows:

	Three months ended
	March 31,
	2026	2025
Net (loss) income attributable to Fortitude Shareholders (in thousands)	$(1,630)	$1,249
Basic weighted average shares of common stock outstanding	25,832,987	24,173,209
Diluted effect of share-based awards	—	345,155
Diluted weighted average common shares outstanding	25,832,987	24,518,364
Net (loss) income per share attributable to Fortitude Shareholders:
Basic	$(0.06)	$0.05
Diluted	$(0.06)	$0.05

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$10,025	$4,656	Level 1
Gold and silver rounds/bullion	3,524	3,336	Level 1

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended
	March 31,
	2026	2025	Statement of Operations Classification

Realized/unrealized gain from gold and silver rounds/bullion	$(190)	$(358)	Other income, net

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

During the three months ended March 31, 2026, the Company issued 150,000 shares of its common stock for consulting services.  These shares immediately vested at a fair value of $5.17 per share.

During the three months ended March 31, 2026, previously vested shares of 140,000 were issued with an intrinsic value of $0.8 million, and a fair value of $0.6 million. No RSUs vested during the three months ended March 31, 2026 and 2025.

 During the three months ended March 31, 2026, 60,000 stock options at a weighted average exercise price of $4.62 were exercised on a net exercise basis, resulting in 4,113 shares being delivered. No stock options were exercised during the three months ended March 31, 2025.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended March 31,
	2026	2025

	(in thousands)
Restricted stock units	$1,192	$391
Stock options	-	5
Total	$1,192	$396

16. Shareholders’ Equity

During the three months ended March 31, 2026 and 2025, the Company declared and paid dividends of $0.8 million or $0.03 per share and $2.9 million or $0.12 per share, respectively.

During the three months ended March 31, 2026, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million after placement agent fees and offering expenses of $0.3 million. The shares are restricted securities with no registration rights.

See Note 15 for information concerning shares and options granted pursuant to the Company's Equity Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a Colorado corporation and our subsidiaries are GRC Nevada Inc. (“GRCN”), Walker Lane Minerals Corp. (“WLMC”), County Line Holdings Inc. (“CLH”), County Line Minerals Corp. (“CLMC”), Golden Mile Minerals Corp. (“GMMC”), and East Camp Douglas, LLC (“ECD, LLC”).  WLMC, CLH, CLMC and GMMC are wholly-owned subsidiaries of GRCN and ECD, LLC is a 60% owned joint venture. We are a mining company which pursues gold and silver projects that are expected to have both low operating costs and high returns on capital. We are presently focused on mineral production from our Isabella Pearl Mine, including Scarlet South, and County Line Mine, all in Nevada. The ore mined at the Isabella Pearl and County Line mines are processed on site at our Isabella Pearl processing facilities and sold to a refiner as doré, which contains precious metals of gold and silver. We also continue exploration and evaluation work on our portfolio of other precious metal properties in Nevada and continue to evaluate other properties for possible acquisition.

In February 2021, we began trading on the OTC Market “pink sheets” operated by the OTC Markets Group and subsequently up listed to the OTCQB on March 5, 2021 with a symbol change to “FTCO”.

The following discussion summarizes our results of operations for the three months ended March 31, 2026 and 2025. It also analyzes our financial condition at March 31, 2026. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2025 contained in our annual report on Form 10-K for the year ended December 31, 2025.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

First Quarter 2026 Financial Results and Highlights

●	Commenced production at County Line and Isabella Pearl’s Scarlet South
●	Completed a $12.0 million Private Placement
●	Entered into a 60% Joint Venture for the East Camp Douglas property
●	$3.2 million net sales
●	$10.0 million cash balance at March 31, 2026
●	688 gold ounces produced
●	$31.3 million working capital at March 31, 2026
●	$2.2 million mine gross profit
●	$1.7 million exploration expenditures
●	$1,017 total cash cost after by-product credits per gold ounce sold for the Isabella Pearl Mine
●	$2,263 per ounce total all-in sustaining cost for the Isabella Pearl Mine
●	$0.8 million dividends paid
●	611 ounces of gold rounds/bullion held at March 31, 2026

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl and County Line Mines for the periods indicated:

Isabella Pearl

	Three months ended March 31,
	2026	2025
Ore mined
Ore (tonnes)	78,334	53,927
Gold grade (g/t)	0.65	0.52
Waste (tonnes)	518,433	548,069
Metal production (before payable metal deductions)(1)
Gold (ozs.)	535	1,780
Silver (ozs.)	3,666	11,407

County Line

	Three months ended March 31,
	2026	2025
Ore mined
Ore (tonnes)	58,616	—
Gold grade (g/t)	1.01	—
Waste (tonnes)	2,862	—
Metal production (before payable metal deductions)(1)
Gold (ozs.)	153	—
Silver (ozs.)	356	—

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in ore grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended March 31, 2026 and 2025, we produced a total of 688 and 1,780 ounces of gold, respectively. This decrease was primarily driven by lower leach pad recoveries, resulting from the timing of material placement on the pad and the start-up of operations from County Line and Isabella Pearl’s Scarlet South.

Isabella Pearl

	Three months ended March 31,
	2026	2025
Metal sold
Gold (ozs.)	533	2,336
Silver (ozs.)	4,113	15,385
Average metal prices realized (1)
Gold ($per oz.)	4,716	2,861
Silver ($per oz.)	82.89	32.11
Precious metal gold equivalent ounces sold
Gold Ounces	533	2,336
Gold Equivalent Ounces from Silver	72	173
	605	2,509

Total cash cost before by-product credits per gold ounce sold	$1,657	$1,244
Total cash cost after by-product credits per gold ounce sold	$1,017	$1,033
Total all-in sustaining cost per gold ounce sold	$2,263	$1,404

County Line

	Three months ended March 31,
	2026	2025
Metal sold
Gold (ozs.)	148	—
Silver (ozs.)	82	—
Average metal prices realized (1)
Gold ($per oz.)	4,750	—
Silver ($per oz.)	83.04	—
Precious metal gold equivalent ounces sold
Gold Ounces	148	—
Gold Equivalent Ounces from Silver	1	—
	149	—

Total cash cost before by-product credits per gold ounce sold	$1,541	$—
Total cash cost after by-product credits per gold ounce sold	$1,494	$—
Total all-in sustaining cost per gold ounce sold	$4,170	$—

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Sales, net. For the three months ended March 31, 2026, consolidated sales, net were $3.2 million as compared to $6.5 million for the same period in 2025. The decrease is mainly attributable to lower sales volumes, partially offset by higher average sales price.  First quarter 2026 gold sales volumes decreased 71%, while the average realized price for gold increased 65%, from the same period in 2025.

Lower sales volumes during the three months ended March 31, 2026, were the result of decreased production which was primarily due to lower leach pad recoveries due to overall lower-grade ore mined at Isabella Pearl.  This was partially offset with new higher-grade ore from County Line.

Mine cost of sales. For the three months ended March 31, 2026, mine cost of sales totaled $1.0 million compared to $3.2 million for the same period in 2025. The change is mainly attributable to lower production costs and depreciation and amortization expenses due to a decrease in sales volumes, as discussed above.

Mine gross profit. For the three months ended March 31, 2026, we recorded $2.2 million mine gross profit compared to $3.3 million mine gross profit for the same period in 2025. The decrease is primarily attributable to lower sales, as discussed above, and increased cost per ounce due to lower-grade ore mined.

General and administrative. For the three months ended March 31, 2026, general and administrative expenses were $2.2 million as compared to $1.3 million in the same period in 2025. The increase is primarily attributable to placement agent fees and offering expenses for the Private Placement and an increase in stock compensation.

Exploration expenses. For the three months ending March 31, 2026, property exploration expenses of $1.7 million as compared to $1.4 million for the same period of 2025. The increase is primarily due to commencement of drilling programs at Isabella Pearl and County Line.

 Other expense (income), net. For the three months ending March 31, 2026, we recorded other expense of $0.04 million compared to other income of $0.6 million from the same period of 2025. The change is primarily attributable to less interest income due to lower cash balances and higher interest expense for our finance leases for our mining equipment.

Net (loss) income attributable to Fortitude Shareholders. For the three months ended March 31, 2026, we recorded a net loss of $1.6 million as compared to net income of $1.2 million in the corresponding period for 2025. The change is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Consolidated Statements of Operations:

	Three months ended March 31,
	2026	2025

Cash cost after by-product credits	$763	$2,411
Less intercompany eliminations	(3)	-
Total cash cost after by-product credits	760	2,411
Treatment and refining charges	(17)	(148)
Depreciation and amortization	245	887
Reclamation and remediation	24	51
Total consolidated mine cost of sales	$1,012	$3,201

The following tables present the non-GAAP measures of total cash cost and AISC for the Isabella Pearl and County Line Mine:

Isabella Pearl

	Three months ended March 31,
	2026	2025

Total cash cost before by-product credits (1)	$883	$2,905
By-product credits (2)	(341)	(494)
Total cash cost after by-product credits	$542	$2,411
Sustaining capital expenditures	261	490
Sustaining exploration expenses	403	376
Total all-in sustaining cost	$1,206	$3,277

Gold ounces sold	533	2,336

Total cash cost before by-product credits per gold ounce sold	$1,657	$1,244
By-product credits per gold ounce sold (2)	(640)	(211)
Total cash cost after by-product credits per gold ounce sold	1,017	1,033
Other sustaining expenditures per gold ounce sold (3)	1,246	371
Total all-in sustaining cost per gold ounce sold	$2,263	$1,404

County Line

	Three months ended March 31,
	2026	2025

Total cash cost before by-product credits (1)	$228	$-
By-product credits (2)	(7)	-
Total cash cost after by-product credits	$221	$-
Sustaining capital expenditures	6	-
Sustaining exploration expenses	390	-
Total all-in sustaining cost	$617	$-

Gold ounces sold	148	-

Total cash cost before by-product credits per gold ounce sold	$1,541	$-
By-product credits per gold ounce sold (2)	(47)	-
Total cash cost after by-product credits per gold ounce sold	1,494	-
Other sustaining expenditures per gold ounce sold (3)	2,676	-
Total all-in sustaining cost per gold ounce sold	$4,170	$-
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold for the Isabella Pearl and County Line Mines:

Isabella Pearl

	Three months ended March 31,
	2026	2025
By-product credits by dollar value:
Silver sales	$341	$494
Total sales from by-products	$341	$494

	Three months ended March 31,
	2026	2025
By-product credits per gold ounce sold:
Silver sales	$640	$211
Total by-product credits per gold ounce sold	$640	$211

County Line

	Three months ended March 31,
	2026	2025
By-product credits by dollar value:
Silver sales	$7	$-
Total sales from by-products	$7	$-

	Three months ended March 31,
	2026	2025
By-product credits per gold ounce sold:
Silver sales	$47	$-
Total by-product credits per gold ounce sold	$47	$-

Liquidity and Capital Resources

As of March 31, 2026, we had a cash position of $10.0 million compared to $4.7 million at December 31, 2025. The change is primarily due to cash received for the Private Placement which was partially offset by decreased cash from operations, exploration spending and dividends paid.

As of March 31, 2026, we had working capital of $31.3 million compared to $29.5 million at December 31, 2025. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. Based on our working capital balance as of December 31, 2025, and considering projected cash burn, the Company did not have sufficient liquidity and capital resources to fund its operating, exploration, capital expenditure, and corporate requirements for the next twelve months. Ongoing permitting delays at County Line and Scarlet extended the timeline for introducing fresh material to the processing facility, which increased cash burn during the period and contributed to the Company’s liquidity constraints. These impacts were further compounded by the capital deployed for the waste stripping program at the Pearl Deep project in 2025, undertaken to access deeper gold mineralization targeted for 2026. Accordingly, in the first quarter of 2026, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million after placement agent fees and offering expenses. The net proceeds from the private placement are expected to support ongoing operations and exploration activities and to address the Company’s short-term liquidity needs.

Net cash used in operating activities for the three months ended March 31, 2026 was $3.4 million, compared to $2.4 million for three months ended March 31, 2025. The change is primarily due to increases in net loss, inventory, partially offset by decreases in and accounts payable.

Net cash used in investing activities for the three months ended March 31, 2026, was $0.5 million compared to $0.4 million during the same period in 2025. The increase is primarily due to increased capital expenditures.

Net cash provided by financing activities for the three months ended March 31, 2026 was $9.3 million, compared to a net cash use of $2.9 million during the same period in 2025. The increase was primarily attributable to proceeds from the Private Placement and lower dividend payments following the dividend reduction implemented in May 2025, partially offset by payments on finance leases.

Development and Exploration Activities

Isabella Pearl Mine: During the first quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations. On January 2, 2026, the Bureau of Land Management (“BLM”) and Nevada Division of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“BMRR”) approved mining of the proposed Scarlet South pit. Additional baseline studies, including biology and archeology, were completed as part of the proposed Plan of Operation expansion project at Isabella Pearl. Mapping and sampling started in the Nevada Juneau area, which is located approximately five miles to the northwest of the Isabella Pearl Mine.

County Line Mine: Mining commenced in early January at the Main and East Zone pits.  A drilling program started in March 2026 to expand the East Zone area and assess the Opalite Hill area. A resource estimation update for the County Line main pit area and East Zone pit area was completed in the first quarter.

East Camp Douglas property: The Exploration Plan of Operations/Nevada Reclamation Permit application is still in review with the BLM and NDEP BMRR. Supplemental baseline studies, which were requested by the BLM, were completed and submitted in first quarter.  On February 27, 2026, the Company entered into a JV Agreement with a third party to accelerate the exploration and development of its East Camp Douglas property located in Mineral County, Nevada. Pursuant to the JV Agreement, the parties formed an operating subsidiary, East Camp Douglas JV, in which the Company holds a 60% ownership interest and the third party holds the remaining 40% interest in exchange for their $40 million investment.

Golden Mile property: Material characterization studies continued through the first quarter of 2026 to meet the requirements of NDEP. A five-hole air track drill program was completed that supplied additional volcanic materials for testing. In addition, interpretation of the hydrogeological results was advanced. The Golden Mile Project continues to be included on the FAST-41 Transparency Dashboard for a mine permit. The Fast-41 program increases transparency through the publication of project-estimated timetables with completion dates for federal authorizations and environmental reviews.

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

Risk Factors Impacting Forward-Looking Statements

The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in other reports we have filed with the SEC, including our Form 10-K for the year ended December 31, 2025, and the following:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of March 31, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Smaller Reporting Companies are not required to provide the information for this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 3, 2026 and February 17, 2026 the Company sold 2,520,206 shares of its common stock at a price of $4.75 per share to thirty-two persons.

The Company relied upon the exemption provided by Rule 506 of the Securities and Exchange Commission in connection with issuance of the securities described above. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s operations. There was no general solicitation in connection with the issuance of the securities described above. The persons who acquired these securities acquired them for their own account.  The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending March 31, 2026.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended March 31, 2026, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the XBRL document)

(1)   Incorporated by reference to the same exhibit filed with the Company's registration statement on Form S-1 (File No. 333-249533).

(2) Incorporated by reference to same exhibit filed with the Company's 8-K report dated March 1, 2021 (File No. 333-249533).

(3) Incorporated by reference to same exhibit filed with the Company's 10-K report dated March 3, 2026 (File No. 333-249533).

(4)	Incorporated by reference to same exhibit filed with the Company's 8-K report dated June 3, 2024 (File No. 333-249533).

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2026.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer