Form 10-Q
period 2026-09-30
Fortitude Gold Corp
filed 2026-11-10
CIK 1828377

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 9, 2026 the registrant had 28,590,128 outstanding shares of common stock.

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

FORTITUDE GOLD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars in thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,505	$4,656
Gold and silver rounds/bullion	3,142	3,336
Inventories	25,259	29,312
Prepaid taxes	450	450
Prepaid expenses and other current assets	804	867
Total current assets	38,160	38,621
Property, plant and mine development, net	40,270	46,213
Leach pad inventories	71,190	50,291
Other non-current assets	1,100	1,060
Total assets	$150,720	$136,185
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,864	$1,468
Finance lease liabilities, current	7,441	7,208
Other current liabilities	590	397
Total current liabilities	10,895	9,073
Finance lease liabilities, net of current portion	6,679	11,882
Asset retirement obligations	11,023	10,856
Total liabilities	28,597	31,811
Shareholders' equity:
Preferred stock - $0.01 par value, 20,000,000 shares authorized and nil outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.01 par value, 200,000,000 shares authorized and 28,590,128 shares outstanding at September 30, 2026 and 24,375,209 shares outstanding at December 31, 2025	287	244
Additional paid-in capital	125,166	106,882
Accumulated deficit	(4,314)	(2,752)
Fortitude shareholders' equity	121,139	104,374
Noncontrolling interest	984	—
Total shareholders' equity	122,123	104,374
Total liabilities and shareholders' equity	$150,720	$136,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Operations
(U.S. Dollars in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales, net	$10,315	$4,654	$21,718	$16,073
Mine cost of sales:
Production costs	4,285	1,627	7,251	5,558
Depreciation and amortization	784	517	1,588	1,965
Total mine cost of sales	5,069	2,144	8,839	7,523
Mine gross profit	5,246	2,510	12,879	8,550
Costs and expenses:
General and administrative expenses	1,385	1,257	4,801	3,806
Exploration expenses	3,927	1,575	10,253	4,278
Facilities and mine construction	—	—	81	—
Reclamation and remediation	465	44	1,347	135
Other expense (income), net	73	(541)	805	(2,055)
Total costs and expenses	5,850	2,335	17,287	6,164
(Loss) Income before income and mining taxes	(604)	175	(4,408)	2,386
Mining and income tax expense (benefit)	—	(58)	—	55
Net (loss) income	$(604)	$233	(4,408)	2,331
Net loss attributable to noncontrolling interest	2,565	—	5,316	—
Net income attributable to Fortitude Shareholders	$1,961	$233	$908	$2,331

Net income per common share attributable to Fortitude Shareholders:
Basic	$0.07	$0.01	$0.03	$0.10
Diluted	$0.07	$0.01	$0.03	$0.10
Weighted average shares outstanding:
Basic	28,590,128	24,366,637	27,361,865	24,262,841
Diluted	28,752,718	24,543,347	27,780,242	24,510,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Shareholders’ Equity
(U.S. Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2026 and 2025
		Par
	Number of	Value of		(Accumulated Deficit)		Total
	Common	Common	Additional Paid-	Retained	Noncontrolling	Shareholders'
	Shares	Shares	in Capital	Earnings	Interest	Equity
Balance, June 30, 2025	24,315,209	$243	$106,081	$388	$—	$106,712
Stock-based compensation	—	—	521	—	—	521
Dividends	—	—	—	(731)	—	(731)
Common stock issued for vested restricted stock units	60,000	1	(1)	—	—	—
Net income	—	—	—	233	—	233
Balance, September 30, 2025	24,375,209	$244	$106,601	$(110)	$—	$106,735

Balance, June 30, 2026	28,590,128	$287	$124,416	$(5,418)	$3,549	$122,834
Stock-based compensation	—	—	750	—	—	750
Dividends	—	—	—	(857)	—	(857)
Net income (loss)	—	—	—	1,961	(2,565)	(604)
Balance, September 30, 2026	28,590,128	$287	$125,166	$(4,314)	$984	$122,123

The accompanying notes are an integral part of these condensed consolidated financial statements

	Nine months ended September 30, 2026 and 2025
		Par
	Number of	Value of		(Accumulated Deficit)		Total
	Common	Common	Additional Paid-	Retained	Noncontrolling	Shareholders'
	Shares	Shares	in Capital	Earnings	Interest	Equity
Balance, December 31, 2024	24,173,209	$242	$105,207	$2,644	$—	$108,093
Stock-based compensation	—	—	1,396	—	—	1,396
Dividends	—	—	—	(5,085)	—	(5,085)
Common stock issued for vested restricted stock units	202,000	2	(2)	—	—	—
Net income	—	—	—	2,331	—	2,331
Balance, September 30, 2025	24,375,209	$244	$106,601	$(110)	$—	$106,735

Balance, December 31, 2025	24,375,209	$244	$106,882	$(2,752)	$—	$104,374
Stock-based compensation	150,000	1	2,465	—	—	2,466
Issuance of stock, net of issuance costs	3,670,206	37	17,161	—	—	17,198
Contribution to JV	—	—	(800)	—	800	—
Cash calls requested from noncontrolling interests	—	—	—	—	5,500	5,500
Common stock issued for vested restricted stock units	390,600	4	(4)	—	—	—
Tax withholding related to vesting of restricted stock units	—	—	(537)	—	—	(537)
Dividends	—	—	—	(2,470)	—	(2,470)
Stock options exercised	4,113	1	(1)	—	—	—
Net income (loss)	—	—	—	908	(5,316)	(4,408)
Balance, September 30, 2026	28,590,128	$287	$125,166	$(4,314)	$984	$122,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORTITUDE GOLD CORPORATION
Condensed Consolidated Statements of Cash Flows
(U.S. Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(4,408)	$2,331
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,778	2,142
Stock-based compensation	2,466	1,396
Reclamation and remediation accretion	904	135
Asset retirement obligation	323	—
Unrealized loss (gain) on gold and silver rounds/bullion	190	(917)
Gain on retirement of debt	—	(652)
Other operating adjustments	1	2
Changes in operating assets and liabilities:
Accounts receivable	—	(406)
Inventories	(12,187)	(10,109)
Prepaid expenses and other current assets	63	(12)
Other non-current assets	(40)	(759)
Accounts payable and other accrued liabilities	1,113	(819)
Income and mining taxes payable	—	(807)
Net cash used in operating activities	(9,797)	(8,475)

Cash flows from investing activities:
Capital expenditures	(1,708)	(1,256)
Net cash used in investing activities	(1,708)	(1,256)

Cash flows from financing activities:
Dividends paid	(2,470)	(5,085)
Issuance of stock, net of issuance costs	17,198	—
Funding from noncontrolling interests	5,500	—
Repayment of finance leases	(4,874)	(542)
Net cash provided by (used in) financing activities	15,354	(5,627)

Net increase (decrease) in cash and cash equivalents	3,849	(15,358)
Cash and cash equivalents at beginning of period	4,656	27,082
Cash and cash equivalents at end of period	$8,505	$11,724

Supplemental Cash Flow Information
Interest expense paid	$673	$—
Income and mining taxes paid	$—	$862
Non-cash investing and financing activities:
Change in capital expenditures in accounts payable	$(154)	$204
Change in estimate for asset retirement costs	$1,060	$694
Equipment purchased under finance lease	$—	$17,895

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

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported total assets, total liabilities, shareholders' equity, net income (loss), or cash flows.

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

Noncontrolling Interests

The Company has a 60% economic interest in East Camp Douglas, LLC (“ECD LLC”) with the remaining interest held by Hawthorne Minerals, LLC (“HLM”). The Company consolidates ECD LLC, in its Condensed Consolidated Financial Statements as the primary beneficiary of ECD LLC, which is a variable interest entity. Under the terms of the agreement, 100% of income and expenses for ECD LLC are attributable to HLM until HLM contributes the required $40 million for exploration activities at the East Camp Douglas property.  For the three and nine months ended September 30, 2026, the Company recognized losses of $2.6 million and $5.3 million, respectively, within Net loss (income) attributable to non-controlling interests related to ECD, LLC. For the three and nine months ended September 30, 2025, the Company recognized nil, within Net loss (income) attributable to non-controlling interests related to ECD, LLC.

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

3. Revenue

The following table presents the Company’s net sales:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Sales, net
Gold sales	$10,410	$4,739	$21,844	$16,324
Less: Refining charges	(95)	(85)	(126)	(251)
Total sales, net	$10,315	$4,654	$21,718	$16,073

4. Gold and Silver Rounds/Bullion

The Company periodically purchases gold and silver rounds/bullion on the open market for treasury diversification and investment purposes.

At September 30, 2026 and December 31, 2025, the Company’s holdings of rounds/bullion, using quoted market prices, consisted of the following:

	September 30,			December 31,
	2026			2025
	Ounces	Per Ounce	Amount	Ounces	Per Ounce	Amount
			(in thousands)			(in thousands)
Gold	611	$4,176	$2,552	611	$4,308	$2,632
Silver	9,680	$61	$590	9,776	$72	$704
Total holdings			$3,142			$3,336

5. Inventories

On September 30, 2026 and December 31, 2025, current inventories consisted of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Stockpiles	$1,119	$2,132
Leach pad	23,844	26,820
Doré	44	11
Subtotal - product inventories	25,007	28,963
Materials and supplies	252	349
Total	$25,259	$29,312

In addition to the inventories above, as of September 30, 2026 and December 31, 2025, the Company had $71.2 million and $50.3 million, respectively, of non-current leach pad inventory.

6. Income Taxes

The Company accounts for income taxes in accordance with the provisions of ASC 740, “Income Taxes” (“ASC 740”), on a tax jurisdictional basis.  The Company files a consolidated U.S. income tax return and at the federal level its income is taxed at 21%.  In addition, a 5% Net Proceeds of Minerals tax applies to the Company’s operations in Nevada, and such tax is recorded as an income tax.  For the three months ended September 30, 2026 and 2025, the Company recorded mining and income tax expense of nil and a mining and income tax benefit of $0.1 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded mining and income tax expense of nil and $0.1 million, respectively. In accordance with ASC 740, the interim provision for taxes was calculated by using the annual effective tax rate.  This rate is applied to the year-to-date income before income and mining taxes to determine the income tax expense for the period.

The Company evaluates the evidence available to determine whether a valuation allowance is required on the deferred tax assets. The Company determined that its deferred tax assets were not “more likely than not” to be realized. As a result, the Company recorded a valuation allowance of $3.8 million as of December 31, 2025.  At September 30, 2026, the Company maintains a full valuation allowance on its deferred tax assets.

As of September 30, 2026, the Company believes that it has no liability for uncertain tax positions. The Company includes taxes and interest in its income tax expense.

7. Prepaid Expenses and Other Current Assets

At September 30, 2026 and December 31, 2025, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Contractor advances	$107	$28
Prepaid insurance	495	730
Interest receivable	9	6
Other current assets	193	103
Total	$804	$867

8. Property, Plant and Mine Development, net

At September 30, 2026 and December 31, 2025, property, plant and mine development consisted of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Asset retirement costs	$6,605	$7,665
Construction-in-progress	5,097	15,282
Furniture and office equipment	993	865
Leach pad and ponds	3,732	3,732
Land	71	71
Light vehicles and other mobile equipment	551	523
Machinery and equipment	47,470	37,819
Process facilities and infrastructure	12,596	10,667
Mineral interests and mineral rights	19,828	19,828
Mine development	24,364	24,364
Software and licenses	346	346
Subtotal (1)	121,653	121,162
Accumulated depreciation and amortization	(81,383)	(74,949)
Total	$40,270	$46,213
(1)	Includes capital expenditures in accounts payable of $0.3 million and $0.5 million at September 30, 2026 and December 31, 2025, respectively.

For the three months ended September 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $0.9 million and $0.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded depreciation and amortization expense of $1.8 million and $2.1 million, respectively.

9. Other Current Liabilities

At September 30, 2026 and December 31, 2025, other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025

	(in thousands)
Accrued royalty payments	$325	$45
Accrued property taxes	265	352
Total	$590	$397

10. Asset Retirement Obligation

The following table presents the changes in the Company’s asset retirement obligation for the nine months ended September 30, 2026 and year ended December 31, 2025:

	September 30,	December 31,
	2026	2025

	(in thousands)
Asset retirement obligation – balance at beginning of period	$10,856	$9,880
Changes in estimate	(737)	(29)
Accretion	904	1,005
Asset retirement obligation – balance at end of period	$11,023	$10,856

As of September 30, 2026 and December 31, 2025, the Company had off-balance sheet arrangements for a surety bond for its Isabella Pearl Mine of $23.1 million. As of September 30, 2026 and December 31, 2025, the bond is offset by asset retirement obligations for future reclamation of $10.3 million and $10.5 million, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

As of September 30, 2026 and December 31, 2025, the Company had off-balance sheet arrangements for a surety bond for its County Line property of $5 million. As of September 30, 2026 and December 31, 2025, the bond is offset by asset retirement obligations for future reclamation of $0.7 million and $0.4 million, respectively. The Company’s asset retirement obligations were discounted using a credit adjusted risk-free rate of 11%.

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

Finance Leases

The Company has finance lease agreements for certain equipment. The leases bear annual imputed interest of 4.50% to 6.55% and require monthly principal, interest, and sales tax payments of $0.5 million. The weighted average discount rate for the Company’s finance leases is 6.5%. Scheduled minimum annual payments as of September 30, 2026 are as follows (in thousands):

Year Ending December 31:
2026	$2,435
2027	7,520
2028	5,005
2029	—
Thereafter	—
Total minimum obligations	14,960
Less: interest portion	(840)
Present value of minimum payments	14,120
Less: current portion	(7,441)
Long-term portion of minimum payments	$6,679

The weighted average remaining lease term for the Company’s finance leases as of September 30, 2026 is 2 years.

Supplemental cash flow information related to the Company’s operating and finance leases is as follows for the nine months ended September 30, 2026 and 2025:

	Nine months ended
	September 30,
	2026	2025

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$4,874	$542

12. Other Expense (Income), Net

For the three and nine months ended September 30, 2026 and 2025, other expense (income), net consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Interest expense (income), net	$189	$(110)	$620	$(498)
Charitable contributions	—	4	6	20
Realized/unrealized (gain) loss from gold and silver rounds/bullion (1)	(115)	(433)	185	(917)
Realized gain from debt retirement	—	—	—	(652)
Other income	(1)	(2)	(6)	(8)
Total other expense (income), net	$73	$(541)	$805	$(2,055)

(1)	Gains and losses due to changes in fair value are non-cash in nature until such time that they are realized through cash transactions. For additional information regarding the Company’s fair value measurements and investments, please see Note 14.

13. Net Income per Common Share Attributable to Fortitude Shareholders:

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

The effect of the Company’s dilutive securities is calculated using the treasury stock method and only those instruments that result in a reduction in net income per common share are included in the calculation. As of September 30, 2026 and 2025, potentially dilutive securities representing 30,000 shares and 160,000 shares, respectively, of common stock were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

Basic and diluted net income per common share attributable to Fortitude Shareholders is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income attributable to Fortitude Shareholders (in thousands)	$1,961	$233	$908	$2,331
Basic weighted average shares of common stock outstanding	28,590,128	24,366,637	27,361,865	24,262,841
Diluted effect of share-based awards	162,590	176,710	418,377	247,171
Diluted weighted average common shares outstanding	28,752,718	24,543,347	27,780,242	24,510,012
Net income per share attributable to Fortitude Shareholders:
Basic	$0.07	$0.01	$0.03	$0.10
Diluted	$0.07	$0.01	$0.03	$0.10

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

As required by accounting guidance, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth certain of the Company’s assets measured at fair value by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025	Input Hierarchy Level

	(in thousands)
Cash and cash equivalents	$8,505	$4,656	Level 1
Gold and silver rounds/bullion	3,142	3,336	Level 1

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

Gains and losses related to changes in the fair value of these financial instruments were included in the Company’s Condensed Consolidated Statements of Operations as shown in the following table:

	Three months ended		Nine months ended		Statement of
	September 30,		September 30,		Operations
	2026	2025	2026	2025	Classification

	(in thousands)		(in thousands)
Realized/unrealized (gain) loss from gold and silver rounds/bullion	$(115)	$(433)	$185	$(917)	Other income, net

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

During nine months ended September 30, 2026, the Company granted RSUs of 800,000 to employees. The RSU’s vest over a period of three years and were issued with a weighted average fair value of $4.74 per share. No RSU’s were granted during the three months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company issued 150,000 shares of its common stock for consulting services.  These shares immediately vested at a fair value of $5.17 per share. The Company did not issue any common stock for consulting services during the three months ended September 30, 2026.

During the nine months ended September 30, 2026, 502,000 RSU’s, with an intrinsic value of $2.5 million, and a fair value of $2.3 million, vested and were issued on a net basis, resulting in the issuance of 390,600 shares of common stock, net of shares withheld to satisfy applicable tax withholding obligations. No RSUs vested during the three months ended September 30, 2026. During the nine months ended September 30, 2025, a total of 342,000 RSUs vested, and 202,000 shares were issued with an intrinsic value of $0.7 million, and a fair value of $1.0 million. The remaining 140,000 vested shares were deferred for issuance.  During the three months ended September 30, 2025, previously vested shares of 60,000 were issued with an intrinsic value of $0.2 million, and a fair value of $0.3 million.

 During the nine months ended September 30, 2026, 60,000 stock options at a weighted average exercise price of $4.62 were exercised on a net exercise basis, resulting in 4,113 shares being delivered. No stock options were exercised during the three months ended September 30, 2026 and 2025.

Stock-based compensation is included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. Stock-based compensation expense for stock options and RSUs is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Restricted stock units	$750	$521	$2,466	$1,391
Stock options	-	-	-	5
Total	$750	$521	$2,466	$1,396

16. Shareholders’ Equity

During the three and nine months ended September 30, 2026, the Company declared and paid dividends of $0.9 million or $0.03 per share and $2.5 million or $0.09 per share, respectively. During the three and nine months ended September 30, 2025, the Company declared and paid dividends of $0.7 million or $0.03 per share and $5.1 million or $0.21 per share, respectively.

In February 2026, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million, after placement agent fees and offering expenses of $0.3 million.  In June 2026, the Company completed a private placement of common stock, pursuant to which it issued 1,150,000 shares for gross proceeds of $5.5 million, resulting in net proceeds of $5.5 million. The shares are restricted securities with no registration rights.

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

The following discussion summarizes our results of operations for the three and nine months ended September 30, 2026 and 2025. It also analyzes our financial condition at September 30, 2026. This discussion should be read in conjunction with the management’s discussion and analysis and the audited consolidated financial statements and footnotes for the year ended December 31, 2025 contained in our annual report on Form 10-K for the year ended December 31, 2025.

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

See Forward-Looking Statements at the end of this Item 2 for important information regarding statements contained herein.

Third Quarter 2026 Financial Results and Highlights

●	2,139 gold ounces produced
●	Net income of $2.0 million, or $0.07 per share
●	$10.3 million net sales
●	$8.5 million cash balance at September 30, 2026
●	$27.3 million working capital at September 30, 2026
●	$5.2 million mine gross profit
●	$3.9 million exploration expenditures
●	$1,682 total cash cost after by-product credits per gold ounce sold for the Isabella Pearl Mine
●	$2,882 per ounce total all-in sustaining cost for the Isabella Pearl Mine
●	$1,930 total cash cost after by-product credits per gold ounce sold for the County Line Mine
●	$1,985 per ounce total all-in sustaining cost for the County Line Mine
●	$0.9 million dividends paid
●	611 ounces of gold rounds/bullion held at September 30, 2026

Operating Data: The following tables summarize certain information about our operations at our Isabella Pearl and County Line Mines for the periods indicated:

Isabella Pearl

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Mineralized material mined
Mineralized material (tonnes)	129,793	27,650	341,353	115,751
Gold grade (g/t)	0.42	0.26	0.58	0.40
Waste (tonnes)	499,815	430,794	1,526,850	1,453,517
Metal production (before payable metal deductions)(1)
Gold (ozs.)	1,064	1,384	2,827	4,664
Silver (ozs.)	3,984	8,208	13,803	28,434

County Line

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Mineralized material mined
Mineralized material (tonnes)	141,229	—	327,656	—
Gold grade (g/t)	0.48	—	0.64	—
Waste (tonnes)	344,635	—	422,682	—
Metal production (before payable metal deductions)(1)
Gold (ozs.)	1,075	—	2,133	—
Silver (ozs.)	1,338	—	4,406	—

(1)	The difference between what we report as “metal production” and “metal sold” is attributable to the difference between the quantities of metals contained in the doré we produce versus the portion of those metals for which we received payment according to the terms of our sales contracts. Differences can also arise from inventory changes incidental to shipping schedules, or variances in mineralized material grades and recoveries which impact the amounts of metals contained in doré produced and sold.

During the three months ended September 30, 2026 and 2025, we produced a total of 2,139 and 1,384 ounces of gold, respectively. This increase was primarily due to higher mining and recoveries from the Isabella Pearl and County Line Mines.

During the nine months ended September 30, 2026 and 2025, we produced a total of 4,960 and 4,644 ounces of gold, respectively. This increase was primarily due to higher mining and recoveries from the Isabella Pearl and County Line Mines.

Isabella Pearl

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Metal sold
Gold (ozs.)	1,221	1,376	2,774	5,203
Silver (ozs.)	4,869	7,968	14,810	32,061
Average metal prices realized (1)
Gold ($per oz.)	4,285	3,444	4,453	3,137
Silver ($per oz.)	62.75	40.04	72.64	34.37
Precious metal gold equivalent ounces sold
Gold Ounces	1,221	1,376	2,774	5,203
Gold Equivalent Ounces from Silver	71	93	242	351
	1,292	1,469	3,016	5,554

Total cash cost before by-product credits per gold ounce sold	$1,933	$1,476	$1,765	$1,328
Total cash cost after by-product credits per gold ounce sold	$1,682	$1,244	$1,377	$1,116
Total all-in sustaining cost per gold ounce sold	$2,882	$1,956	$2,589	$1,563

County Line

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Metal sold
Gold (ozs.)	1,216	—	2,139	—
Silver (ozs.)	1,943	—	4,426	—
Average metal prices realized (1)
Gold ($per oz.)	4,258	—	4,413	—
Silver ($per oz.)	62.21	—	69.89	—
Precious metal gold equivalent ounces sold
Gold Ounces	1,216	—	2,139	—
Gold Equivalent Ounces from Silver	28	—	70	—
	1,244	—	2,209	—

Total cash cost before by-product credits per gold ounce sold	$2,030	$—	$1,826	$—
Total cash cost after by-product credits per gold ounce sold	$1,930	$—	$1,682	$—
Total all-in sustaining cost per gold ounce sold	$1,985	$—	$2,101	$—

(1)	Average metal prices realized vary from the market metal prices due to final settlement adjustments from our provisional invoices when they are settled. Our average metal prices realized will therefore differ from the market average metal prices in most cases.

Consolidated Results of Operations – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Sales, net. For the three months ended September 30, 2026, consolidated sales, net were $10.3 million as compared to $4.7 million for the same period in 2025. The increase is mainly attributable to higher sales volumes and higher average sales price.  Third quarter 2026 gold sales volumes increased 77% and average realized price for gold increased 24%, from the same period in 2025.

Higher sales volumes during the three months ended September 30, 2026, were the result of increased production which was primarily due to the production from our County Line Mine and to higher mining and recoveries from the Isabella Pearl Mine.

Mine cost of sales. For the three months ended September 30, 2026, mine cost of sales totaled $5.1 million compared to $2.1 million for the same period in 2025. The change is mainly attributable to higher production costs due to an increase in sales volumes, as discussed above.

Mine gross profit. For the three months ended September 30, 2026, we recorded $5.2 million mine gross profit compared to $2.5 million mine gross profit for the same period in 2025. The increase is primarily attributable to higher sales, as discussed above.

General and administrative. For the three months ended September 30, 2026, general and administrative expenses of $1.4 million did not materially change from the same period in 2025.

Exploration expenses. For the three months ending September 30, 2026, we recorded property exploration expenses of $3.9 million as compared to $1.6 million for the same period of 2025. The increase is primarily due to drilling and increased exploration activities at East Camp Douglas as part of the newly entered Joint Venture.

Facilities and mine construction. For the three months ended September 30, 2026, we recorded facilities and mine construction expenses of nil as compared to nil for the same period of 2025.

Reclamation and remediation expenses. For the three months ending September 30, 2026, we recorded reclamation and remediation expenses of $0.5 million as compared to $0.04 million for the same period of 2025. The increase is primarily due to increased accretion expense for Isabella Pearl and increased disturbances at County Line.

 Other expense (income), net. For the three months ending September 30, 2026, we recorded other expense of $0.1 million compared to other income of $0.5 million from the same period of 2025. The change is primarily attributable changes in unrealized/realized (gain)/loss from gold and silver rounds/bullion due to changes in gold and silver market prices, and to less interest income due to lower cash balances and higher interest expense for our finance leases for our mining equipment.

Net loss attributable to noncontrolling interest. For the three months ended September 30, 2026, we recorded net loss attributable to noncontrolling interest expenses of $2.6 million as compared to nil for the same period of 2025.  These expenses relate to exploration activities at East Camp Douglas as part of the newly entered Joint Venture.

Net income attributable to Fortitude Shareholders. For the three months ended September 30, 2026, we recorded net income of $2.0 million as compared to $0.2 million in the corresponding period for 2025. The change is due to the changes in our consolidated results of operations as discussed above.

Consolidated Results of Operations – Nine months Ended September 30, 2026 Compared to Nine months Ended September 30, 2025

Sales, net. For the nine months ended September 30, 2026, consolidated sales, net of $21.7 million as compared to $16.1 million for the same period in 2025. The increase is due to higher average gold sales price which was partially offset by lower sales volumes.  For the nine months ended September 30, 2026, the average realized price for gold increased 41%, while gold sales volumes decreased 6%, from the same period in 2025.

Lower sales volumes during the nine months ended September 30, 2026, were the result of decreased production which was primarily due to lower leach pad recoveries as a result of timing of residual leach on the leach pad, and the ramp up of mining at County Line and Isabella Pearl during the first quarter of 2026 which resulted in lower production in the first quarter but more production in the second and third quarters.

Mine cost of sales. For the nine months ended September 30, 2026, mine cost of sales totaled $8.8 million compared to $7.5 million for the same period in 2025. The increase is mainly attributable to higher production costs as a result of higher mining costs.

Mine gross profit. For the nine months ended September 30, 2026, we recorded $12.9 million mine gross profit compared to $8.6 million mine gross profit for the same period in 2025. The increase is primarily attributable to increased average sales price as discussed above.

General and administrative. For the nine months ended September 30, 2026, general and administrative expenses were $4.8 million as compared to $3.8 million in the same period in 2025. The increase is primarily attributable to placement agent fees and offering expenses for the Private Placement and an increase in stock compensation.

Exploration expenses. For the nine months ended September 30, 2026, property exploration expenses of $10.3 million as compared to $4.3 million for the same period of 2025. The increase is primarily due to commencement of drilling programs at Isabella Pearl, County Line and East Camp Douglas.

Facilities and mine construction. For the nine months ended September 30, 2026, we recorded facilities and mine construction expenses of $0.1 million as compared to nil for the same period of 2025.  These expenses relate to our County Line Mine which began operation in 2026.

Reclamation and remediation expenses. For the nine months ending September 30, 2026, we recorded reclamation and remediation expenses of $1.3 million as compared to $0.1 million for the same period of 2025. The increase is primarily due to increased accretion expense for Isabella Pearl and increased disturbances at County Line

 Other expense (income), net. For the nine months ended September 30, 2026, we recorded other expense of $0.8 million compared to other income of $2.1 million from the same period of 2025. The change is primarily attributable to less interest income due to lower cash balances, higher interest expense for our finance leases for our mining equipment, and change in realized/unrealized loss or gain for our gold and silver rounds/bullion due to decreasing prices. Additionally, we recognized a gain on debt retirement in 2025.

Net loss attributable to noncontrolling interest. For the nine months ended September 30, 2026, we recorded net loss attributable to noncontrolling interest expenses of $5.3 million as compared to nil for the same period of 2025.  These expenses relate to exploration activities at East Camp Douglas as part of the newly entered Joint Venture.

Net income attributable to Fortitude Shareholders. For the nine months ended September 30, 2026, we recorded net income of $0.9 million as compared to $2.3 million in the corresponding period for 2025. The change is due to the changes in our consolidated results of operations as discussed above.

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

Reconciliations to U.S. GAAP

The following table provides a reconciliation of total cash cost after by-product credits to total mine cost of sales (a U.S. GAAP measure) as presented in the Condensed Consolidated Statements of Operations:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands)
Cash cost after by-product credits	$4,402	$1,712	$7,417	$5,809
Less intercompany eliminations	(22)	-	(40)	-
Total cash cost after by-product credits	4,380	1,712	7,377	5,809
Treatment and refining charges	(95)	(85)	(126)	(251)
Depreciation and amortization	784	517	1,588	1,965
Total consolidated mine cost of sales	$5,069	$2,144	$8,839	$7,523

The following tables present the non-GAAP measures of total cash cost and AISC for the Isabella Pearl and County Line Mine:

Isabella Pearl

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$2,360	$2,031	$4,896	$6,911
By-product credits (2)	(306)	(319)	(1,076)	(1,102)
Total cash cost after by-product credits	$2,054	$1,712	$3,820	$5,809
Sustaining capital expenditures	753	401	1,355	1,042
Sustaining exploration expenses	712	579	2,008	1,283
Total all-in sustaining cost	$3,519	$2,692	$7,183	$8,134

Gold ounces sold	1,221	1,376	2,774	5,203

Total cash cost before by-product credits per gold ounce sold	$1,933	$1,476	$1,765	$1,328
By-product credits per gold ounce sold (2)	(251)	(232)	(388)	(212)
Total cash cost after by-product credits per gold ounce sold	1,682	1,244	1,377	1,116
Other sustaining expenditures per gold ounce sold (3)	1,200	712	1,212	447
Total all-in sustaining cost per gold ounce sold	$2,882	$1,956	$2,589	$1,563

County Line

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(in thousands, except ounces sold and cost per precious metal gold equivalent ounce sold)
Total cash cost before by-product credits (1)	$2,469	$-	$3,906	$-
By-product credits (2)	(121)	-	(309)	-
Total cash cost after by-product credits	$2,348	$-	$3,597	$-
Sustaining capital expenditures	-	-	6	-
Sustaining exploration expenses	67	-	891	-
Total all-in sustaining cost	$2,415	$-	$4,494	$-

Gold ounces sold	1,216	-	2,139	-

Total cash cost before by-product credits per gold ounce sold	$2,030	$-	$1,826	$-
By-product credits per gold ounce sold (2)	(100)	-	(144)	-
Total cash cost after by-product credits per gold ounce sold	1,930	-	1,682	-
Other sustaining expenditures per gold ounce sold (3)	55	-	419	-
Total all-in sustaining cost per gold ounce sold	$1,985	$-	$2,101	$-
(1)	Production cost plus treatment and refining charges.
(2)	Please see the tables below for a summary of our by-product revenue and by-product credit per precious metal equivalent ounces sold.
(3)	Sustaining capital expenditures and sustaining exploration expenses divided by gold ounces sold.

The following tables summarize our by-product revenue and by-product credit gold ounce sold for the Isabella Pearl and County Line Mines:

Isabella Pearl

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By-product credits by dollar value:
Silver sales	$306	$319	$1,076	$1,102
Total sales from by-products	$306	$319	$1,076	$1,102

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By-product credits per gold ounce sold:
Silver sales	$251	$232	$388	$212
Total by-product credits per gold ounce sold	$251	$232	$388	$212

County Line

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By-product credits by dollar value:
Silver sales	$121	$-	$309	$-
Total sales from by-products	$121	$-	$309	$-

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
By-product credits per gold ounce sold:
Silver sales	$100	$-	$144	$-
Total by-product credits per gold ounce sold	$100	$-	$144	$-

Liquidity and Capital Resources

As of September 30, 2026, we had a cash position of $8.5 million compared to $4.7 million at December 31, 2025. The change is primarily due to cash received for the Private Placements, as discussed below, which was partially offset by decreased cash from operations, exploration spending and dividends paid.

As of September 30, 2026, we had working capital of $27.3 million compared to $29.5 million at December 31, 2025. Our working capital balance fluctuates as we use cash to fund our operations, financing and investing activities, including exploration, mine development and income taxes. Based on our working capital balance as of December 31, 2025, and considering projected cash burn, the Company did not have sufficient liquidity and capital resources to fund its operating, exploration, capital expenditure, and corporate requirements for the next twelve months. Ongoing permitting delays at County Line and Scarlet extended the timeline for introducing fresh material to the processing facility, which increased cash burn during the period and contributed to the Company’s liquidity constraints. These impacts were further compounded by the capital deployed for the waste stripping program at the Pearl Deep project in 2025, undertaken to access deeper gold mineralization. Accordingly, in the first quarter of 2026, the Company completed a private placement of common stock, pursuant to which it issued 2,520,206 shares for gross proceeds of $12.0 million, resulting in net proceeds of $11.7 million after placement agent fees and offering expenses. Additionally, to help fund our heap leach expansion, the Company completed a second private placement of common stock during the second quarter of 2026, pursuant to which it issued 1,150,000 shares for total proceeds of $5.5 million as there were no placement or offering expenses. The net proceeds from the private placements are expected to support ongoing operations, capital expenditures, reengagement of its exploration activities and to address the Company’s short-term liquidity needs.

Net cash used in operating activities for the nine months ended September 30, 2026 was $9.8 million, compared to $8.5 million for nine months ended September 30, 2025. The change is primarily due to increases in net loss and inventory, partially offset by increases in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2026, was $1.7 million compared to $1.3 million during the same period in 2025. The increase is primarily due to increased capital expenditures for our connection to grid power and the commissioning of the new crusher at Isabella Pearl.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $15.4 million, compared to a net cash use of $5.6 million during the same period in 2025. The increase was primarily attributable to proceeds from the Private Placements and lower dividend payments following the dividend reduction implemented in May 2025, partially offset by payments on finance leases.

Development and Exploration Activities

Isabella Pearl Mine: During the third quarter, operations continued at the Isabella Pearl Mine open-pit and heap leach operations, which also included mining from the Scarlet South pit. Detailed mapping and sampling to further constrain the structural setting continued in the vicinity of the Isabella Pearl Mine. The Scarlet North drilling campaign was completed, with the results of this campaign being incorporated into geological and resource models.

County Line Mine: We continued to mine from the lower grade East pit while mining the historical access ramp in the main County Line pit as part of the longer-term pit layback to access the higher-grade mineralized material in the pit. The State Engineer granted approval for the County Line water well to become operational.

East Camp Douglas property: As announced in the first quarter of 2026, the Company entered into a JV Agreement with a third party to accelerate the exploration and development of its East Camp Douglas property located in Mineral County, Nevada. Pursuant to the JV Agreement, the parties formed an operating subsidiary, East Camp Douglas JV, in which the Company holds a 60% ownership interest and the third party holds the remaining 40% interest in exchange for their $40 million investment. National Environmental Policy Act (“NEPA”) review and an Environmental Assessment are currently being completed on this property. The project is expected to be granted a Plan of Operation for Exploration that would allow for 150 acres of disturbance once the NEPA process is completed. Drilling continued in the third quarter in both the north and south areas of the property included on previously approved Notice of Intents. Drill results released during the quarter highlighted the expansion potential of the White Rock West, Roosevelt, Triumph and Lithocap areas. In addition to drilling, ground geophysical studies including Controlled-source Audio Magnetotellurics and Induced Polarization were completed at the Lithocap and northern target areas. These geophysics studies are being incorporated into mapping and drilling results to develop a 3D structural interpretation.

Golden Mile property: Material characterization, cultural, and biological studies were conducted in the third quarter of 2026 to meet the requirements of NDEP. The Golden Mile Project continues to be included on the Bureau of Land Management’s FAST-41 Transparency Dashboard for a mine permit. The FAST-41 program increases transparency through the publication of project-estimated timetables with completion dates for federal authorizations and environmental reviews.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 15d-15 under the 1934 Act, as of September 30, 2026, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer). Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period ending September 30, 2026.

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
101*

Financial statements from the Quarterly Report on Form 10-Q of Fortitude Gold Corporation for the three  months ended September 30, 2026, formatted in inline XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to the Condensed Consolidated Financial Statements.

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

*Filed with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2026.

FORTITUDE GOLD CORPORATION

By:	/s/ Jason D. Reid
Name:	Jason D. Reid
Title:	Chief Executive Officer and President

By:	/s/ Janet H.N. Turner
Name:	Janet H.N. Turner
Title:	Chief Financial Officer